Form 10-K
period 1993-12-31
OHIO EDISON CO
filed 1994-03-24
CIK 73960

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                  FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    [FEE REQUIRED]
For the fiscal year ended December 31, 1993
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [NO FEE REQUIRED]
For the transition period from                   to
                               ------------------  --------------------
                     Commission File Number 1-2578
OHIO EDISON COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                         34-0437786
(STATE OR OTHER JURISDICTION OF                       (I.R.S.  EMPLOYER
 INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)
76 SOUTH MAIN STREET, AKRON, OHIO                           44308
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                   (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:     (216) 384-5100
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                     ON WHICH REGISTERED
            -------------------                    ---------------------
                                                     Each registered on
Common Stock, $9 par value                        New York Stock Exchange
Rights to Purchase Common Stock                             and
                                                  Chicago Stock Exchange
Cumulative Preferred Stock, $100 par value
    3.90% Series       7.24% Series
    4.40% Series       7.36% Series              All series registered on
    4.44% Series       8.20% Series               New York Stock Exchange
    4.56% Series                                            and
                                                  Chicago Stock Exchange

Cumulative Preferred Stock, $25 par value              Registered on
    7.75% Series                                  New York Stock Exchange
                                                            and
                                                  Chicago Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  None
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
               ---
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
                           Yes  X            No
                               ---              ---
State the aggregate market value of the voting stock held by non-affiliates of the registrant: $3,087,968,771 as of March 7, 1994
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
               CLASS                         OUTSTANDING AT MARCH 23, 1994
               -----                         -----------------------------
      Common Stock, $9 par value                     152,569,437

Documents incorporated by reference (to the extent indicated herein):

                                             PART OF FORM 10-K INTO WHICH
               DOCUMENT                        DOCUMENT IS INCORPORATED
               --------                      ----------------------------
Annual Report to Stockholders for the
  fiscal year ended December 31, 1993
  (Pages 16-33)                                      Part II
Proxy Statement for 1994 Annual Meeting
  of Stockholders to be held April 28, 1994          Part III

                                  TABLE OF CONTENTS
                                                                         Page
                                                                         ----
Part I
   Item  1. Business. . . . . . . . . . . . . . . . . . . . . . . . . .    1
              The Company . . . . . . . . . . . . . . . . . . . . . . .    1
              Central Area Power Coordination Group . . . . . . . . . .    1
              Arrangements Among the CAPCO Companies. . . . . . . . . .    1
              Reliance on the CAPCO Companies . . . . . . . . . . . . .    2
              Perry Unit 2. . . . . . . . . . . . . . . . . . . . . . .    2
              Financing and Construction. . . . . . . . . . . . . . . .    2
              Future Financing. . . . . . . . . . . . . . . . . . . . .    2
              Coverage Requirements . . . . . . . . . . . . . . . . . .    3
              Utility Regulation. . . . . . . . . . . . . . . . . . . .    4
              PUCO Rate Matters . . . . . . . . . . . . . . . . . . . .    5
              FERC Rate Matters . . . . . . . . . . . . . . . . . . . .    5
              Fuel Adjustment Clauses . . . . . . . . . . . . . . . . .    5
              Nuclear Regulation. . . . . . . . . . . . . . . . . . . .    5
              Nuclear Insurance . . . . . . . . . . . . . . . . . . . .    6
              Environmental Matters . . . . . . . . . . . . . . . . . .    8
              Air Regulation. . . . . . . . . . . . . . . . . . . . . .    8
              Water Regulation. . . . . . . . . . . . . . . . . . . . .    9
              Waste Disposal. . . . . . . . . . . . . . . . . . . . . .    9
              Summary . . . . . . . . . . . . . . . . . . . . . . . . .    9
              Fuel Supply . . . . . . . . . . . . . . . . . . . . . . .   10
              Nuclear Fuel. . . . . . . . . . . . . . . . . . . . . . .   10
              System Capacity and Reserves. . . . . . . . . . . . . . .   11
              Regional Reliability. . . . . . . . . . . . . . . . . . .   11
              Competition . . . . . . . . . . . . . . . . . . . . . . .   11
              Research and Development. . . . . . . . . . . . . . . . .   12
              Executive Officers. . . . . . . . . . . . . . . . . . . .   12

   Item  2. Properties. . . . . . . . . . . . . . . . . . . . . . . . .   13

   Item  3. Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   15

   Item  4. Submission of Matters to a Vote of Security Holders . . . .   15

Part II
   Item  5. Market for Registrant's Common Equity and Related
            Stockholder Matters . . . . . . . . . . . . . . . . . . . .   15

   Item  6. Selected Financial Data . . . . . . . . . . . . . . . . . .   15

   Item  7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . .   15

   Item  8. Financial Statements and Supplementary Data . . . . . . . .   15

   Item  9. Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure . . . . . . . . . . . .   15

Part III
   Item 10. Directors and Executive Officers of the Registrant. . . . .   16

   Item 11. Executive Compensation. . . . . . . . . . . . . . . . . . .   16

   Item 12. Security Ownership of Certain Beneficial Owners and
            Management. . . . . . . . . . . . . . . . . . . . . . . . .   16

   Item 13. Certain Relationships and Related Transactions. . . . . . .   16

Part IV
   Item 14. Exhibits, Financial Statement Schedules and Reports on
            Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . .   16

                                 PART I

ITEM 1. BUSINESS

The Company

       Ohio Edison Company (Company) was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. The Company also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania.

       The Company furnishes electric service to communities in a 7,500 square mile area of central and northeastern Ohio. It also provides transmission services and electric energy for resale to certain municipalities in the Company's service area and transmission services to certain rural cooperatives. The Company also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2,400,000.

       The Company owns all of the outstanding common stock of Pennsylvania Power Company (Penn Power), a Pennsylvania corporation, which furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. Penn Power also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by Penn Power has a population of approximately 360,000.

Central Area Power Coordination Group (CAPCO)

       In September 1967, the CAPCO companies, consisting of the Company, Penn Power, The Cleveland Electric Illuminating Company (CEI), Duquesne Light Company (Duquesne) and The Toledo Edison Company (Toledo), announced a program for joint development of power generation and transmission facilities. Included in the program are Unit 7 at the W. H. Sammis Plant, Units 1, 2 and 3 at the Bruce Mansfield Plant, Units 1 and 2 at the Beaver Valley Power Station and Unit 1 at the Perry Nuclear Power Plant, each now in service. Perry Unit 2, a CAPCO nuclear generating unit whose construction had been previously suspended, has been abandoned by the CAPCO companies (see "Perry Unit 2").

     Arrangements Among the CAPCO Companies

       The present CAPCO Basic Operating Agreement provides, among other things, for coordinated maintenance responsibilities among the CAPCO companies, a limited and qualified mutual backup arrangement in the event of outage of CAPCO units and certain capacity and energy transactions among the CAPCO companies.

       The agreements among the CAPCO companies generally treat the Company and Penn Power (Companies) as a single system as between them and the other three CAPCO companies, but, in agreements between the CAPCO companies and others, all five companies are treated as separate entities. Subject to any rights that might arise among the CAPCO companies as such, each member company, severally and not jointly, is obligated to pay only its proportionate share of the costs associated with the facilities and the cost of required fuel. The CAPCO companies have agreed that any modification of their arrangements or of their agreed-upon programs requires their unanimous consent. Should any member become unable to continue to pay its share of the costs associated with a CAPCO facility, each of the other CAPCO companies could be adversely affected in varying degrees because it may become necessary for the remaining members to assume such costs for the account of the defaulting member.

     Reliance on the CAPCO Companies

       Under the agreements governing the construction and operation of CAPCO generating units, the responsibility is assigned to a specific CAPCO company. CEI has such responsibilities for Perry Unit 1 and Duquesne is responsible for Beaver Valley Units 1 and 2. The Company monitors activities in connection with these units but must rely to a significant degree on the operating company for necessary information. The Company in its oversight role as a practical matter cannot be privy to every detail; it is the operating company that must directly supervise activities and then exercise its reporting responsibilities to the co-owners. The Company critically reviews the information given to it by the operating company, but it cannot be absolutely certain that things that it would have considered significant have been reported or that it would always have reached exactly the same conclusion about matters that are reported. In addition, the time that is necessarily part of the compiling and analyzing process creates a lag between the occurrence of events and the time the Company becomes aware of their significance. The Companies have similar responsibilities to the other CAPCO companies with respect to W.H. Sammis Unit 7 and Bruce Mansfield Units 1, 2 and 3.

     Perry Unit 2

       In December 1993, the Companies announced that they will not participate in further construction of Perry Unit 2 and have abandoned Perry Unit 2 as a possible electric generating plant. The Company determined that recovery from customers of its Perry Unit 2 investment is not probable, resulting in a $366,377,000 write-off of its investment in 1993. Penn Power expects its Perry Unit 2 investment to be recoverable from its customers. However, due to the anticipated delay in commencement of recovery and taking into account the expected rate treatment, Penn Power recognized an impairment to its Perry Unit 2 investment of $24,458,000 in 1993. As a result, net income for the year ended
December 31, 1993, was reduced by $248,743,000 ($1.63 per share of common stock).

Financing and Construction

       The Companies access the capital markets from time to time to provide funds for their construction programs and to refinance existing securities.

     Future Financing

       The Companies' total construction costs, excluding nuclear fuel, amounted to approximately $239,000,000 in 1993. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. For the years 1994-1998, such construction costs are estimated to be approximately $1,000,000,000, of which approximately $235,000,000 is applicable to 1994. See "Environmental Matters" below with regard to possible environment-related expenditures not included in this estimate.

       During the 1994-1998 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock will require expenditures by the Companies of approximately $1,389,000,000, of which approximately $444,000,000 is applicable to 1994 (including $50,000,000 of preferred stock optionally redeemed in the first quarter of 1994). All or a major portion of maturing debt is expected to be refunded at or prior to maturity.

       Nuclear fuel purchases are financed through OES Fuel, Incorporated (a wholly owned subsidiary of the Company) commercial paper and loans, both of which are supported by a $325,000,000 long-term bank credit agreement. Investments for additional nuclear fuel during the 1994-1998 period are estimated to be approximately $204,000,000, of which approximately $45,000,000 applies to 1994. During the same periods, the Companies' nuclear fuel investments are expected to be reduced by approximately $261,000,000 and $64,000,000, respectively, as the nuclear fuel is consumed. Also, the Companies have operating lease commitments of approximately $547,000,000 for the 1994-1998 period, of which approximately $102,000,000 relates to 1994. The Companies recover the cost of nuclear fuel consumed and operating leases through their electric rates.

       Short-term borrowings of $104,126,000 at December 31, 1993 represented OES Capital, Incorporated (a wholly owned subsidiary of the Company) debt, which is secured by customer accounts receivable. OES Capital can borrow up to $120,000,000 under a receivables financing agreement at rates based on certain bank commercial paper. The Companies also had $85,000,000 of unused short-term bank lines of credit as of December 31, 1993. In addition, $132,000,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion were available. OES Fuel had approximately $193,000,000 of unused borrowing capability at the end of 1993 which was available for reloan to the Company.

       Based on their present plans, the Companies may provide for their cash requirements in 1994 from: funds to be received from operations; available cash and temporary cash investments (approximately $160,000,000 as of December 31, 1993); the issuance of long-term debt and funds available under short-term bank credit arrangements.

       The Companies currently expect that, for the period 1994-1998, external financings may be necessary to provide a portion of their cash requirements. The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Companies to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Companies will continue to monitor financial market conditions and, where appropriate, may take advantage of opportunities to refund outstanding high cost debt and preferred stock to the extent that their financial resources permit.

       Except as otherwise indicated, the foregoing statements with respect to construction expenditures are based on estimates made in February 1994 and are subject to change based upon the progress of and changes required in the construction program, including periodic reviews of costs, changing customer requirements for electric energy, the level of earnings and resulting changes in applicable coverage requirements, conditions in capital markets, changes in regulatory requirements and other relevant factors.

     Coverage Requirements

       The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. The Companies' respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness outstanding immediately thereafter plus the annual dividend requirements on all preferred stock which will be outstanding at that time.

       With respect to the issuance of first mortgage bonds under the Company's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $404,000,000. The Company is currently able to issue $868,000,000 principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. The Company could issue in excess of $1,000,000,000 of additional preferred stock before the end of the first quarter of 1994. For the remainder of 1994, however, the earnings coverage test contained in the Company's charter would preclude the issuance of additional preferred stock due to inclusion of the Perry Unit 2 write-off in the earnings test. Additional preferred stock capability is expected to be restored in January 1995. If the Company were to issue additional debt at or prior to the time it issued preferred stock, the amount of preferred stock which would be issuable would be reduced.

       To the extent that coverage requirements or market conditions restrict the Companies' abilities to issue desired amounts of first mortgage bonds or preferred stock, the Companies may seek other methods of financing. Such financings could include the sale of common stock and preference stock in amounts greater than otherwise planned, or of such other types of securities as might be authorized by applicable regulatory authorities which would not otherwise be sold and could result in annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred. In addition, the Companies might, to the extent possible, reduce their expenditures for construction and other purposes.

Utility Regulation

       The Companies are subject to broad regulation as to rates and other matters by the Public Utilities Commission of Ohio (PUCO) and the Pennsylvania Public Utility Commission (PPUC). With respect to their wholesale and interstate electric operations and rates, the Companies are subject to regulation, including regulation of their accounting policies and practices, by the Federal Energy Regulatory Commission (FERC). Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

       In 1986, a law was passed which extended the jurisdiction of the PUCO to nonutility affiliates of holding companies exempt under Section 3(a)(1) and 3(a)(2) of the Public Utility Holding Company Act of 1935 (1935 Act) to the extent that the activities of such affiliates affect or relate to the cost of providing electric utility service in Ohio. The law, among other things, requires PUCO approval of investments in, or the transfer of assets to, nonutility affiliates. Investments in such affiliates are limited to 15% of the aggregate capitalization of the holding company on a consolidated basis. The Company is an exempt holding company under Section 3(a)(2) of the 1935 Act, but the law has not had any effect on its operations as they are currently conducted.

       The Energy Policy Act of 1992 (1992 Act) amends portions of the 1935 Act, providing independent power producers and other nonregulated generating facilities easier entry into the electric generation markets. The 1992 Act also amends portions of the Federal Power Act, authorizing the FERC, under certain circumstances, to mandate access to utility-owned transmission facilities. The Companies are currently unable to predict the ultimate effects on their operations resulting from this legislation.

       In February 1994, a bill was introduced in the Ohio legislature which would amend Ohio law to require utilities to provide transmission access to enable others to serve retail customers located in the service territory of the transmitting utility. Access would not be required however, if the transmission access requested would impair the ability of the transmitting utility to provide physically adequate service to its existing customers unless the requesting party is willing to pay the cost of eliminating the problem in instances where such elimination is possible. The sponsor of the bill has indicated that he expects its introduction will encourage comments and debate in the months ahead on the policy considerations involved. The Company is unable to predict whether this legislation will be adopted and, if adopted, what form it will actually take.

     PUCO Rate Matters

       The Company's Rate Stabilization and Service Area Development Program provides for base electric rates to remain at 1990 levels until at least 1997, absent any significant changes in regulatory, environmental or tax requirements. Among other things, the program also provides for the adoption of demand side management programs and a tariff option for customer retention and service area stabilization.

     FERC Rate Matters

       Rates for the Companies' respective wholesale customers are regulated by the FERC. The Company's tariff for its customers was approved by the FERC in 1989. Penn Power sells power to its wholesale customers under agreements which were accepted by the FERC in 1984. These agreements provide that Penn Power's wholesale customers will be charged the applicable prevailing retail electric rates through August 1994, and that they will remain full requirements customers of Penn Power at least through that date. Negotiations are currently underway to extend these agreements.

     Fuel Adjustment Clauses

       Under the laws of the State of Ohio, an electric utility is required to have semiannual hearings before the PUCO with respect to its fuel and net purchased power policies and practices. At these hearings a utility is required to show that its electric fuel component (EFC) charges are "fair, just and reasonable". The law also requires additional auditing of, and additional reporting by, the utility with respect to its fuel costs and fuel procurement policies and practices. The law provides for the recovery of fuel costs, including any over or under collection of fuel costs applicable to a prior six month period, by adjusting an electric utility's EFC rate every six months.

       Penn Power uses a "levelized" energy cost rate (ECR) for the recovery of fuel and net purchased power costs from its customers. The ECR, which includes adjustment for any over or under collection from customers, is recalculated each year.

Nuclear Regulation

       The construction and operation of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear Regulatory Commission (NRC) including the issuance by it of construction permits and operating licenses. The NRC's procedures with respect to application for construction permits and operating licenses afford opportunities for interested parties to request public hearings on health, safety, environmental and antitrust issues. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards with resulting delay and added costs. The possibility also exists for modification, denial or revocation of licenses or permits. Full power operating licenses were issued for Beaver Valley Unit 1, Perry Unit 1 and Beaver Valley Unit 2 on July 1, 1976, November 13, 1986 and August 14, 1987, respectively.

       The construction permit and operating license issued by the NRC applicable to Perry Unit 1 is conditioned to require, among other things:
(i) maintenance, emergency, economy and wholesale power and reserve sharing to be made available to, (ii) interconnections to be made with, and (iii) wheeling to be provided for, electric generating and/or distribution systems (or municipalities or cooperatives with the right to engage in such functions) if such entities so request and to permit such entities to become members of CAPCO (subject to certain prerequisites with respect to size), or to acquire a share of the capacity of Perry Unit 1 or any other future nuclear units, if they so desire. In September 1987, the Company asked the NRC to suspend these license conditions. In April 1991, the NRC Staff denied the Company's application; accordingly, the Company petitioned the NRC for a hearing. Pursuant to this request the matter was referred to the Atomic Safety and Licensing Board (ASLB). The ASLB ruled against the Company in November 1992. The Company petitioned the NRC to review the ASLB decision in December 1992. On August 3, 1993, the NRC ruled that the license conditions will not be suspended. On October 1, 1993, the Company appealed the NRC decision in the United States Court of Appeals for the District of Columbia Circuit. If these license conditions are not suspended, they could have a materially adverse but presently undeterminable effect on the Companies' future business operations.

       The NRC has promulgated and continues to promulgate additional regulations related to the safe operation of nuclear power plants. The Companies cannot predict what additional regulations will be promulgated or design changes required or the effect that any such regulations or design changes, or the consideration thereof, may have upon the Beaver Valley and Perry plants. Although the Companies have no reason to anticipate an accident at any nuclear plant in which they have an interest, if such an accident did happen, it could have a material but presently undeterminable adverse effect on the Company's consolidated financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Companies, could result in regulations or requirements that could affect the operation or licensing of plants that the Companies do own with a consequent but presently undeterminable adverse impact, and could affect the Companies' abilities to raise funds in the capital markets.

Nuclear Insurance

       The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $9,396,000,000 (assuming 116 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200,000,000; and (ii) $9,196,000,000 provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $75,500,000 (but not more than $10,000,000 per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present ownership and leasehold interests in Beaver Valley Units 1 and 2 and Perry Unit 1, the Companies' maximum potential assessment under these provisions (assuming the other CAPCO companies were to contribute their proportionate share of any assessments under the retrospective rating plan) would be $102,800,000 per incident but not more than $13,000,000 in any one year for each incident.

       In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective interests in Beaver Valley Units 1 and 2 and Perry Unit 1, which provide an aggregate indemnity of up to approximately $313,000,000 for replacement power costs incurred during an outage after an initial 21-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $3,300,000.

       The Companies are insured as to their respective interests in the Beaver Valley Station and Perry Plant under property damage insurance provided by American Nuclear Insurers (ANI) and Mutual Atomic Energy Liability Underwriters (MAELU) to the operating company for each plant. Under the ANI/MAELU arrangements, $500,000,000 of primary coverage and $850,000,000 of excess coverage for decontamination costs, debris removal and repair and/or replacement of property is provided for the Beaver Valley Station and the Perry Plant. The Companies pay annual premiums for this coverage and are not liable for retrospective assessments.

       A secondary level of coverage for the Beaver Valley Station and Perry Plant over and above the ANI/MAELU policy is provided by a decontamination liability, excess property and decommissioning liability insurance policy issued to each operating company by NEIL (NEIL II). Under NEIL II a minimum of $1,400,000,000 of coverage is available to pay costs required for decontamination operations in excess of the $1,350,000,000 provided by the primary ANI/MAELU policy. Additionally, a maximum of $250,000,000, as provided by NEIL II, would cover decommissioning costs in excess of funds already collected for decommissioning. Any remaining portion of the NEIL II proceeds after payment of decontamination costs will be available to pay excess property damage losses. Members of NEIL II pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum assessment for NEIL II coverage for accidents at any covered nuclear facility occurring during a policy year would be approximately $12,100,000. The NEIL II policy is renewable yearly.

       The Companies intend to maintain insurance against nuclear risks as described above as long as it is available. To the extent that replacement power, property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of the Companies' plants exceed the policy limits of the insurance from time to time in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by the Companies' insurance policies, or to the extent such insurance becomes unavailable in the future, the Companies would remain at risk for such costs.

       The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1,060,000,000 or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Companies are unable to predict what effect these requirements may have on the availability of insurance proceeds to the Companies for the Companies' bondholders.

Environmental Matters

       Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated capital expenditures for environmental compliance of approximately $175,000,000, which is included in the construction estimate given under "Financing and Construction - Future Financing" for 1994 through 1998.

     Air Regulation

       Under the provisions of the Clean Air Act of 1970, both the State of Ohio and the Commonwealth of Pennsylvania adopted ambient air quality standards, and related emission limits, including limits for sulfur dioxide (SO2) and particulates. In addition, the U.S. Environmental Protection Agency (EPA) promulgated an SO2 regulatory plan for Ohio which became effective for the Company's plants in 1977. Generating plants to be constructed in the future and some future modifications of existing facilities will be covered not only by the applicable state standards but also by EPA emission performance standards for new sources. In both Ohio and Pennsylvania the construction or modification of emission sources requires approval from appropriate environmental authorities, and the facilities involved may not be operated unless a permit or variance to do so has been issued by those same authorities.

       The Clean Air Act Amendments of 1990 require significant reductions of SO2 and oxides of nitrogen from the Companies' coal-fired generating units by 1995 and additional emission reductions by 2000. Compliance options include, but are not limited to, installing additional pollution control equipment, burning less polluting fuel, purchasing emission allowances from others, operating existing facilities in a manner which minimizes pollution and retiring facilities. In compliance plans submitted to the PUCO and to the EPA, the Company stated that reductions for the years 1995 through 1999 are likely to be achieved by burning lower sulfur fuel, generating more electricity at its lower emitting plants and/or purchasing emission allowances. The Company continues to evaluate its compliance plans and other compliance options as they arise. Plans for complying with the year 2000 reductions are less certain at this time.

       The Companies are required to meet federally approved SO2 regulations, and the violations of such regulations can result in injunctive relief, including shutdown of the generating unit involved, and/or civil or criminal penalties of up to $25,000 per day of violation. The EPA has an interim enforcement policy for the SO2 regulations in Ohio which allows for compliance with the regulations based on a 30-day averaging period. The EPA has proposed regulations which could cause changes in the interim enforcement policy including a revision of methods of determining compliance with emission limits. The Companies cannot predict what action the EPA may take in the future with respect to the proposed regulations or the interim enforcement policy.

     Water Regulation

       Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to the Companies' plants. In addition, Ohio and Pennsylvania have water quality standards applicable to the Companies' operations. As provided in the Clean Water Act, authority to grant federal National Pollutant Discharge Elimination System (NPDES) water discharge permits can be assumed by a state. Ohio and Pennsylvania have assumed such authority.

       The Ohio Environmental Protection Agency (Ohio EPA) has issued NPDES Permits for the R.E. Burger, Edgewater, Niles, W.H. Sammis and West Lorain plants and has proposed a water discharge permit for the Mad River Plant. The West Lorain Plant is in compliance with all permit conditions. The other plants are in compliance with chemical limitations of the permits. The permit conditions would have required the addition of cooling towers at all of the above plants except West Lorain. However, the EPA and Ohio EPA have approved variance requests for the W.H. Sammis, R.E. Burger, Edgewater and Niles plants, eliminating the current need for cooling towers at those plants.

     Waste Disposal

       As a result of the Resource Conservation and Recovery Act of 1976, as amended, and the Toxic Substances Control Act of 1976, federal and state hazardous waste regulations have been promulgated. These regulations may result in significantly increased costs to dispose of waste materials. The ultimate effect of these requirements cannot presently be determined.

       The Pennsylvania Department of Environmental Resources has issued regulations dealing with the storage, treatment, transportation and disposal of residual waste such as coal ash and scrubber sludge. These regulations impose additional requirements relating to permitting, ground water monitoring, leachate collection systems, closure, liability insurance and operating matters. The Companies are developing and analyzing various compliance options and are currently unable to determine the ultimate increase in capital and operating costs at existing sites.

     Summary

       Environmental controls are still in the process of development and require, in many instances, balancing the needs for additional quantities of energy in future years and the need to protect the environment. As a result, the Companies cannot now estimate the precise effect of existing and potential regulations and legislation upon any of their existing and proposed facilities and operations or upon their ability to issue additional first mortgage bonds under their respective mortgages. These mortgages contain covenants by the Companies to observe and conform to all valid governmental requirements at the time applicable unless in course of contest, and provisions which, in effect, prevent the issuance of additional bonds if there is a completed default under the mortgage. The provisions of each of the mortgages, in effect, also require, in the opinion of counsel for the respective Companies, that certification of property additions as the basis for the issuance of bonds or other action under the mortgages be accompanied by an opinion of counsel that the company certifying such property additions has all governmental permissions at the time necessary for its then current ownership and operation of such property additions. The Companies intend to contest any requirements they deem unreasonable or impossible for compliance or otherwise contrary to the public interest. Developments in these and other areas of regulation may require the Companies to modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial. The Companies expect that the impact of any such costs would eventually be reflected in their rate schedules.

Fuel Supply

       The Companies' sources of generation during 1993 were 81.9% coal and 18.1% nuclear. Over two-thirds of the Company's annual coal purchase requirements are supplied under long-term contracts. These contracts have minimum annual tonnage levels of approximately 5,900,000 tons (including the Company's portion of the coal purchase contract relating to the Bruce Mansfield Plant discussed below). This contract coal is produced primarily from mines located in Ohio, Pennsylvania, Kentucky and West Virginia; the contracts expire at various times through February 28, 2003.

       With the 1993 expiration of the long-term coal contract for the New Castle Plant, Penn Power's coal, other than that related to its interest in the Bruce Mansfield Plant and W. H. Sammis Unit 7, is currently supplied entirely through spot purchases of coal produced from nearby reserves.

       The Company and Penn Power estimate their 1994 coal requirements to be approximately 8,600,000 and 1,200,000 tons, respectively (including their respective shares of the coal requirements of CAPCO's W. H. Sammis Unit 7 and the Bruce Mansfield Plant). See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

       The Companies, together with the other CAPCO companies, have each severally guaranteed (the Company's and Penn Power's composite percentages being approximately 46.7% and 6.7%, respectively) certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant (see Note 7 of Notes to Consolidated Financial Statements). As of December 31, 1993, the Companies' shares of the guarantees were $101,217,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract extends to December 31, 1999.

       The Companies' fuel costs (excluding disposal costs) for each of the five years ended December 31, 1993, were as follows:

                                         1993  1992  1991  1990  1989
                                         ----  ----  ----  ----  ----
Cost of fuel consumed per million BTU's:

Coal . . . . . . . . . . . . . . . . . . $1.37 $1.40 $1.40 $1.39 $1.34
Nuclear  . . . . . . . . . . . . . . . . $ .76 $ .83 $ .87 $ .84 $ .90
Average fuel cost per kilowatt-hour
generated (cents). . . . . . . . . . . .  1.31  1.31  1.34  1.34  1.34

     Nuclear Fuel

       OES Fuel is the sole lessor for the Companies' nuclear fuel requirements (see "Financing and Construction - Future Financing" and Note 5E of Notes to Consolidated Financial Statements).

       The Companies and OES Fuel have contracts for the supply of uranium sufficient to meet projected needs through 2000 and conversion services sufficient to meet projected needs through 2001. Fabrication services for fuel assemblies have been contracted by the CAPCO companies for the next two reloads for Beaver Valley Unit 1, one reload for Beaver Valley Unit 2 (through approximately 1996 and 1995, respectively), and the next seven reloads for Perry Unit 1 (through approximately 2003). The CAPCO companies have a contract with the U.S. Enrichment Corporation for enrichment services for all CAPCO nuclear units through 2014.

       Prior to the expiration of existing commitments, the Companies intend to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, reprocessing and/or waste disposal services, the specific prices and availability of which are not known at this time. Due to the present lack of availability of domestic reprocessing services, to the continuing absence of any program to begin development of such reprocessing capability and questions as to the economics of reprocessing, the Companies are calculating nuclear fuel costs based on the assumption that spent fuel will not be reprocessed. On-site spent fuel storage facilities for the Perry Plant are expected to be adequate through 2010; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2011 and 2005, respectively. After on-site storage capacity is exhausted, additional storage capacity will have to be obtained which could result in significant additional costs unless reprocessing services or permanent waste disposal facilities become available. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site has become embroiled in the political process. Duquesne and CEI have each previously entered into contracts with the U.S. Department of Energy for the disposal of spent fuel from the Beaver Valley Power Station and the Perry Plant, respectively.

System Capacity and Reserves

       The 1993 net maximum hourly demand on the Companies of 5,729,000 kW (including 450,000 kW of firm power sales which extend through 2005 as discussed under "Competition") occurred on July 28, 1993. The seasonal capability of the Companies on that day was 6,141,000 kW. Of that system capability, 6.6% was available to serve additional load, after giving effect to net firm purchases at that hour of 521,000 kW and term power sales to other utilities. Based on existing capacity, the load forecast made in November 1993 and anticipated term power sales to other utilities, the capacity margins during the 1994-1998 period are expected to range from about 5% to 9%.

Regional Reliability

       The Company participates with 26 other electric companies operating in nine states in the East Central Area Reliability Coordination Agreement
(ECAR), which was organized for the purpose of furthering the reliability of bulk power supply in the area through coordination of the planning and operation by the ECAR members of their bulk power supply facilities. The ECAR members have established principles and procedures regarding matters affecting the reliability of the bulk power supply within the ECAR region. Procedures have been adopted regarding: i) the evaluation and simulated testing of systems' performance; ii) the establishment of minimum levels of daily operating reserves; iii) the development of a program regarding emergency procedures during conditions of declining system frequency; and
iv) the basis for uniform rating of generating equipment.

Competition

       The Companies compete with other utilities for intersystem bulk power sales and for sales to municipalities and cooperatives. The Companies compete with suppliers of natural gas and other forms of energy in connection with their industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Companies' customers.

       In an effort to more fully utilize their facilities and hold down rates to their other customers, the Companies have entered into a long-term power sales agreement with another utility. Currently, the Companies are selling 450,000 kW annually under this contract through December 31, 2005. The Companies have the option to reduce this commitment by 150,000 kW beginning June 1, 1996.

Research and Development

       The Company participates in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generating, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 1993, approximately 93% of the Company's research and development expenditures were related to EPRI.

       The Company also participates in various research and development efforts by sponsoring clean coal technology demonstration projects at Company-owned coal-fired units. These projects are designed to derive alternate ways of using coal that would otherwise be environmentally unacceptable. In addition to researching environmentally acceptable ways of burning coal, the Company is also researching technology which will produce ash waste with properties and characteristics different from present fly ash and bottom ash, with the initial goal of producing marketable products for use in agronomy applications.

Executive Officers

       The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                          Position Held During
       Name       Age        Past Five Years             Dates
       ----       ---     --------------------           -----

W. R. Holland     57      President and Chief
                          Executive Officer           1993-present
                          President and Chief
                          Operating Officer           1991-1993
                          Senior Vice President
                          of Detroit Edison Company   *-1991

A. J. Alexander  42       Senior Vice President
                          and General Counsel         1991-present
                          Vice President and
                          General Counsel             1989-1991
                          Associate General Counsel   *-1989

                          Position Held During
       Name      Age         Past Five Years             Dates
       ----      ---      --------------------           -----
H. P. Burg       47       Senior Vice President and
                          Chief Financial Officer     1989-present
                          Vice President-Treasury
                          and Budget                  *-1989

R. J. McWhorter  61       Senior Vice President-
                          Generating Plant and
                          Transmission Operations     *-present

A. R. Garfield   55       Vice President-System
                          Operations                  1991-present
                          Manager, System Operations  *-1991

J. A. Gill       56       Vice President-
                          Administration              *-present

A. N. Gorant     63       Vice President-Division
                          Operations and Customer
                          Service                     *-present

B. M. Miller     61       Vice President-Engineering
                          and Construction            *-present

D. L. Yeager     59       Vice President-Special
                          Projects                    *-present

D. P. Zeno       63       Vice President-Governmental
                          Affairs                     1991-present
                          Manager, Governmental
                          Affairs                     *-1991

G. F. LaFlame    45       Secretary                   *-present

R. H. Marsh      43       Treasurer                   1991-present
                          Manager, Assets
                          Administration              1989-1991
                          Director, Benefits
                          Investment Administration   *-1989

H. L. Wagner     41       Comptroller                 1990-present
                          Assistant Comptroller       *-1990

*Indicates position held at least since January 1, 1989.

     At December 31, 1993, the Company had 4,623 employees and Penn Power had 1,355 employees for a total of 5,978 employees for the Companies.

ITEM 2. PROPERTIES

     The Companies' respective first mortgage indentures constitute, in the opinion of the Companies' counsel, direct first liens on substantially all of the respective Companies' physical property, subject only to excepted encumbrances, as defined in the Indentures. See Notes 4 and 5 to the Consolidated Financial Statements for information concerning leases and financing encumbrances affecting certain of the Companies' properties.

     The Companies own, individually or, together with one or more of the other CAPCO companies as tenants in common, and/or lease, the generating units in service shown on the table below.

                       Net Demonstrated                Interest
                         Capacity (kW)         -----------------------
                   ---------------------------                   Penn
                                   Companies'    Ohio Edison     Power
                                               --------------
Plant-Location     Unit    Total   Entitlement  Owned  Leased    Owned
- ----------------   ----  --------  ----------- ------  ------    -----

Coal-Fired Units

R.E. Burger-       1-5    518,000    518,000   100.00%     -      -
 Shadyside, OH
B. Mansfield-       1     780,000    501,000    60.00%     -      4.20%
 Shippingport, PA   2     780,000    360,000    39.30%     -      6.80%
                    3     800,000    335,000    35.60%     -      6.28%
New Castle-        3-5    333,000    333,000      -        -    100.00%
 W. Pittsburg, PA
Niles-Niles, OH    1-2    216,000    216,000   100.00%     -        -
W.H. Sammis-       1-6  1,620,000  1,620,000   100.00%     -        -
 Stratton, OH       7     600,000    413,000    48.00%     -     20.80%

Nuclear Units

Beaver Valley-      1     810,000    425,000    35.00%     -     17.50%
 Shippingport, PA   2     820,000    343,000    20.22%  21.66%    -
Perry-              1   1,194,000    421,000    17.42%  12.58%    5.24%
 North Perry Village, OH

Oil-Fired Units
Various                   164,000    164,000    84.82%     -     15.18%
                                   ---------
 Total                             5,649,000
                                   =========

       Prolonged outages of existing generating units might make it necessary for the Companies, depending upon the state of demand from time to time for electric service upon their system, to use to a greater extent than otherwise, less efficient and less economic generating units, or purchased power, and in some cases may require the reduction of load during peak periods under the Companies' interruptible programs, all to an extent not presently determinable.

       The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV. The Companies' transmission lines aggregate 4,547 miles.

       The Companies' electric distribution systems include 25,173 miles of pole line carrying primary, secondary and street lighting circuits. They own, individually or, together with one or more of the other CAPCO companies as tenants in common, 436 substations with a total installed transformer capacity of 23,394,654 kilovolt-amperes, of which 64 are transmission substations, including 8 located at generating plants.

       The Company's transmission lines also interconnect with those of CEI, Columbus Southern Power Company, The Dayton Power and Light Company, Duquesne, Monongahela Power Company, Ohio Power Company and Toledo; Penn Power's interconnect with those of Duquesne and West Penn Power Company. These interconnections make possible utilization by the Company and Penn Power of generating capacity constructed as a part of the CAPCO program, as well as providing opportunities for the sale of power to other utilities.

ITEM 3. LEGAL PROCEEDINGS

        See "Item 1 - Business - Nuclear Regulation" for information with respect to legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.


                                 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information called for by Items 5 through 8 is incorporated herein by reference to the Common Stock Data, Classification of Holders of Common Stock as of December 31, 1993, Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Consolidated Financial Statements included on pages 16 through 33 in the Company's 1993 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                PART III

ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10, with respect to Identification of Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's 1994 Proxy Statement filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business- Executive Officers" herein.

ITEM 11.EXECUTIVE COMPENSATION

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Items 11, 12 and 13 is incorporated herein by reference to the Company's 1994 Proxy Statement filed with the SEC pursuant to Regulation 14A.


                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     1. Financial Statements

        Included in Part II of this report and incorporated herein by reference to the Company's 1993 Annual Report to Stockholders (Exhibit 13 below) at the pages indicated.

                                                                Page No.
                                                                --------
   Consolidated Statements of Income-Three Years
   Ended December 31, 1993 . . . . . . . . . . . . . . . . . . . . 20
   Consolidated Balance Sheets-December 31, 1993 and 1992. . . . . 21
   Consolidated Statements of Capitalization-
       December 31, 1993 and 1992. . . . . . . . . . . . . . . . . 22-23
   Consolidated Statements of Retained Earnings-Three Years
       Ended December 31, 1993 . . . . . . . . . . . . . . . . . . 24
   Consolidated Statements of Capital Stock and Other
       Paid-In Capital-Three Years Ended December 31, 1993 . . . . 24
   Consolidated Statements of Cash Flows-Three Years
       Ended December 31, 1993 . . . . . . . . . . . . . . . . . . 25
   Consolidated Statements of Taxes-Three Years
       Ended December 31, 1993 . . . . . . . . . . . . . . . . . . 26
   Notes to Consolidated Financial Statements. . . . . . . . . . . 27-33
   Report of Independent Public Accountants. . . . . . . . . . . . 33

   2. Financial Statement Schedules

   Included in Part IV of this report:
                                                                Page No.
                                                                --------
   Report of Independent Public Accountants on Schedules . . . .  35
   Schedules - Three Years Ended December 31, 1993:
        V   -  Consolidated Property, Plant and Equipment. . . .  36-38
       VI   -  Consolidated Accumulated Depreciation,
                 Depletion and Amortization of Property,
                 Plant and Equipment . . . . . . . . . . . . . .  39-41
     VIII   -  Consolidated Valuation and Qualifying
                 Accounts and Reserves . . . . . . . . . . . . .  42
       IX   -  Consolidated Short-Term Borrowings. . . . . . . .  43
        X   -  Supplementary Consolidated Income Statement
               Information . . . . . . . . . . . . . . . . . . .  44

Schedules other than those listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.


   3. Exhibits

Exhibit
Number
- -------

  3-1- Amended Articles of Incorporation, Effective August 5, 1993, constituting the Company's Articles of Incorporation.
        (Registration No. 33-51139, Exhibit (3)(b).)

  3-2- Code of Regulations of the Company as amended April 24, 1986. (Registration No. 33-5081, Exhibit (4)(d).)

(B)4-1- Indenture dated as of August 1, 1930 between the Company and Bankers Trust Company, as Trustee, as amended and supplemented by Supplemental Indentures:

          Dated as of        File Reference              Exhibit No.
          -----------        --------------              -----------

        March 3, 1931        2-1725                      B-1,B-1(a),B-1(b)
        November 1, 1935     2-2721                      B-4
        January 1, 1937      2-3402                      B-5
        September 1, 1937    Form 8-A                    B-6
        June 13, 1939        2-5462                      7(a)-7
        August 1, 1974       Form 8-A, August 28, 1974   2(b)
        July 1, 1976         Form 8-A, July 28, 1976     2(b)
        December 1, 1976     Form 8-A, December 15, 1976 2(b)
        June 15, 1977        Form 8-A, June 27, 1977     2(b)

        Supplemental Indentures:

          Dated as of             File Reference            Exhibit No.
          -----------             --------------            -----------

        September 1, 1944      2-61146                    2(b)(2)
        April 1, 1945          2-61146                    2(b)(2)
        September 1, 1948      2-61146                    2(b)(2)
        May 1, 1950            2-61146                    2(b)(2)
        January 1, 1954        2-61146                    2(b)(2)
        May 1, 1955            2-61146                    2(b)(2)
        August 1, 1956         2-61146                    2(b)(2)
        March 1, 1958          2-61146                    2(b)(2)
        April 1, 1959          2-61146                    2(b)(2)
        June 1, 1961           2-61146                    2(b)(2)
        September 1, 1969      2-34351                    2(b)(2)
        May 1, 1970            2-37146                    2(b)(2)
        September 1, 1970      2-38172                    2(b)(2)
        June 1, 1971           2-40379                    2(b)(2)
        August 1, 1972         2-44803                    2(b)(2)
        September 1, 1973      2-48867                    2(b)(2)
        May 15, 1978           2-66957                    2(b)(4)
        February 1, 1980       2-66957                    2(b)(5)
        April 15, 1980         2-66957                    2(b)(6)
        June 15, 1980          2-68023                    (b)(4)(b)(5)
        October 1, 1981        2-74059                    (4)(d)
        October 15, 1981       2-75917                    (4)(e)
        February 15, 1982      2-75917                    (4)(e)
        July 1, 1982           2-89360                    (4)(d)
        March 1, 1983          2-89360                    (4)(e)
        March 1, 1984          2-89360                    (4)(f)
        September 15, 1984     2-92918                    (4)(d)
        September 27, 1984     33-2576                    (4)(d)
        November 8, 1984       33-2576                    (4)(d)
        December 1, 1984       33-2576                    (4)(d)
        December 5, 1984       33-2576                    (4)(e)
        January 30, 1985       33-2576                    (4)(e)
        February 25, 1985      33-2576                    (4)(e)
        July 1, 1985           33-2576                    (4)(e)
        October 1, 1985        33-2576                    (4)(e)
        January 15, 1986       33-8791                    (4)(d)
        May 20, 1986           33-8791                    (4)(d)
        June 3, 1986           33-8791                    (4)(e)
        October 1, 1986        33-29827                   (4)(d)
        July 15, 1989          33-34663                   (4)(d)
        August 25, 1989        33-34663                   (4)(d)
        February 15, 1991      33-39713                   (4)(d)
        May 1, 1991            33-45751                   (4)(d)
        May 15, 1991           33-45751                   (4)(d)

Exhibit
Number  Supplemental Indentures:  (Cont'd)
- -------
           Dated as of            File Reference            Exhibit No.
           -----------            --------------            -----------
        September 15, 1991      33-45751                  (4)(d)
        April 1, 1992           33-48931                  (4)(d)
        June 15, 1992           33-48931                  (4)(d)
        September 15, 1992      33-48931                  (4)(e)
        April 1, 1993           33-51139                  (4)(d)
        June 15, 1993           33-51139                  (4)(d)
        September 15, 1993      33-51139                  (4)(d)
        November 15, 1993       (A)                       4-2

   10-1- Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit
           5(c)(2).)

   10-2- Amendment No. 1 dated January 4, 1974 to Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3).)

   10-3- Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102,
           Exhibit 5(c)(3).)

(A)10-4- Amendment No. 1 dated as of January 1, 1993 to Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967.

   10-5- Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (Registration No. 2-68906, Exhibit 10-4.)

(A)10-6- Amendment dated as of December 23, 1993 to Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group.

   10-7- CAPCO Basic Operating Agreement, as amended September 1, 1980. (Registration No. 2-68906, Exhibit 10-5.)

   10-8- Amendment No. 1 dated August 1, 1981, and Amendment No. 2 dated September 1, 1982 to CAPCO Basic Operating Agreement, as amended September 1, 1980. (September 30, 1981 Form 10-Q,
           Exhibit 20-1 and 1982 Form 10-K, Exhibit 19-3, respectively.)

   10-9- Amendment No. 3 dated July 1, 1984 to CAPCO Basic Operating Agreement, as amended September 1, 1980. (1985 Form 10-K,
           Exhibit 10-7.)

  10-10- Basic Operating Agreement between the CAPCO Companies as amended October 1, 1991. (1991 Form 10-K, Exhibit 10-8.)

Exhibit
Number
- -------
(A)10-11- Basic Operating Agreement between the CAPCO Companies as amended January 1, 1993.

  10-12- Memorandum of Agreement effective as of September 1, 1980 among the CAPCO Group. (1982 Form 10-K, Exhibit 19-2.)

  10-13- Operating Agreement for Beaver Valley Power Station Units Nos. 1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 10-15.)

  10-14- Construction Agreement with respect to Perry Plant between the CAPCO Group dated as of July 22, 1974. (Registration No. 2-52251 of Toledo Edison Company, Exhibit 5(yy).)

  10-15- Participation Agreement No. 1 relating to the financing of the development of certain coal mines, dated as of October 1, 1973, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration No. 2-61146, Exhibit 5(e)(1).)

  10-16- Amendment No. 1 dated as of September 15, 1978 to Participation Agreement No. 1 dated as of October 1, 1973 among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as Owner Trustee, National City Bank as Loan Trustee and National City Bank as Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company,
           Exhibit 5(e)(2).)

  10-17- Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration No. 2-53059, Exhibit 5(h)(2).)

  10-18- Amendment No. 1 dated as of September 15, 1978 to Participation Agreement No. 2 dated as of August 1, 1974 among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as Owner Trustee, National City Bank as Loan Trustee and National City Bank as Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company,
           Exhibit 5(e)(4).)

  10-19- Participation Agreement No. 3 dated as of September 15, 1978 among Quarto Mining Company, the CAPCO Companies, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as Owner Trustee, and National City Bank as Loan Trustee and Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company,
           Exhibit 5(e)(5).)

Exhibit
Number
- -------
  10-20- Participation Agreement No. 4 dated as of October 31, 1980 among Quarto Mining Company, the CAPCO Group, the Loan
           Participants listed in Schedule A thereto and National City Bank as Bond Trustee. (Registration No. 2- 68906 of
           Pennsylvania Power Company, Exhibit 10-16.)

  10-21- Participation Agreement dated as of May 1, 1986, among Quarto Mining Company, the CAPCO Companies, the Loan Participants thereto, and National City Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-22.)

  10-22- Participation Agreement No. 6 dated as of December 1, 1991 among Quarto Mining Company, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company, the Loan Participants listed in Schedule A thereto, National City Bank, as Mortgage Bond Trustee and National City Bank, as Refunding Bond Trustee. (1991 Form 10-K, Exhibit 10-19.)

  10-23- Agreement entered into as of October 20, 1981 among the CAPCO Companies regarding the use of Quarto coal at Mansfield Units 1, 2 and 3. (1981 Form 10-K, Exhibit 20-1.)

  10-24- Restated Option Agreement dated as of May 1, 1983 by and between the North American Coal Corporation and the CAPCO Companies. (1983 Form 10-K, Exhibit 19-1.)

  10-25- Trust Indenture and Mortgage dated as of October 1, 1973 between Quarto Mining Company and National City Bank, as Bond Trustee, together with Guaranty dated as of October 1, 1973 with respect thereto by the CAPCO Group. (Registration No. 2-61146, Exhibit 5(e)(5).)

  10-26- Amendment No. 1 dated August 1, 1974 to Trust Indenture and Mortgage dated as of October 1, 1973 between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 1 dated August 1, 1974 to Guaranty dated as of October 1, 1973 with respect thereto by the CAPCO Group. (Registration No. 2-53059, Exhibit 5(h)(2).)

  10-27- Amendment No. 2 dated as of September 15, 1978 to the Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 2 dated as of September 15, 1978 to Guaranty dated as of October 1, 1973 with respect to the CAPCO Group. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibits 5(e)(11) and 5(e)(12).)

  10-28-   Amendment No. 3 dated as of October 31, 1980, to Trust
           Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining Company and National City Bank as Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 10-16.)

Exhibit
Number
- -------
  10-29-   Amendment No. 4 dated as of July 1, 1985 to the Trust
           Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining Company and National City Bank as Bond Trustee. (1985 Form 10-K, Exhibit 10-28.)

  10-30-   Amendment No. 5 dated as of May 1, 1986, to the Trust
           Indenture and Mortgage between Quarto and National City Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-30.)

  10-31- Amendment No. 6 dated as of December 1, 1991, to the Trust Indenture and Mortgage dated as of October 1, 1973, between Quarto Mining Company and National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-28.)

  10-32- Trust Indenture dated as of December 1, 1991, between Quarto Mining Company and National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-29.)

  10-33- Amendment No. 3 dated as of October 31, 1980 to the Bond Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration No. 2- 68906 of Pennsylvania Power Company, Exhibit 10-16.)

  10-34- Amendment No. 4 dated as of July 1, 1985 to the Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO
           Companies to National City Bank as Bond Trustee. (1985 Form 10-K, Exhibit 10-30.)

  10-35- Amendment No. 5 dated as of May 1, 1986, to the Bond Guaranty by the CAPCO Companies to National City Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-33.)

  10-36- Amendment No. 6A dated as of December 1, 1991, to the Bond Guaranty dated as of October 1, 1973, by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-33.)

  10-37- Amendment No. 6B dated as of December 30, 1991, to the Bond Guaranty dated as of October 1, 1973 by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K,
           Exhibit 10-34.)

  10-38- Bond Guaranty dated as of December 1, 1991, by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35.)

Exhibit
Number
- -------
  10-39- Open end Mortgage dated as of October 1, 1973 between Quarto Mining Company and the CAPCO Companies and Amendment No. 1 thereto, dated as of September 15, 1978. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 10-23.)

  10-40- Repayment and Security Agreement and Assignment of Lease dated as of October 1, 1973 between Quarto Mining Company and Ohio Edison Company as Agent for the CAPCO Companies and Amendment No. 1 thereto, dated as of September 15, 1978. (1980 Form 10-K, Exhibit 20-2.)

  10-41- Restructuring Agreement dated as of April 1, 1985 among Quarto Mining Company, the Company and the other CAPCO Companies, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants signatories thereto, Central National Bank of Cleveland, as Owner Trustee and National City Bank as Loan Trustee and Bond Trustee. (1985 Form 10-K, Exhibit 10-33.)

  10-42- Unsecured Note Guaranty dated as of July 1, 1985 by the CAPCO Companies to General Electric Credit Corporation. (1985 Form 10-K, Exhibit 10-34.)

  10-43- Memorandum of Understanding dated March 31, 1985 among the CAPCO Companies. (1985 Form 10-K, Exhibit 10-35.)

(C)10-44- Ohio Edison Company Executive Incentive Compensation Plan. (1984 Form 10-K, Exhibit 19-2.)

(C)10-45- Ohio Edison Company Executive Incentive Compensation Plan as amended February 16, 1987. (1986 Form 10-K, Exhibit 10-40.)

(C)10-46- Restated and Amended Executive Deferred Compensation Plan. (1989 Form 10-K, Exhibit 10-36.)

(C)10-47- Restated and Amended Supplemental Executive Retirement Plan. (1989 Form 10-K, Exhibit 10-37).

(D)10-48- Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-1.)

(D)10-49- Amendment No. 1 dated as of September 1, 1987 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company (now The Bank of New York), as Indenture Trustee, and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-46.)

Exhibit
Number
- -------
(D)10-50- Amendment No. 3 dated as of May 16, 1988 to Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-47.)

(D)10-51- Amendment No. 4 dated as of November 1, 1991 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-47.)

(D)10-52- Amendment No. 5 dated as of November 24, 1992 to Participation Agreement dated as of March 16, 1987, as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPPII Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company as Lessee. (1992 Form 10-K, Exhibit 10-49.)

(D)10-53- Amendment No. 6 dated as of January 12, 1993 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-50.)

(D)10-54- Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1986 Form 10-K, Exhibit 28-2.)

(D)10-55- Amendment No. 1 dated as of September 1, 1987 to Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-49.)

(D)10-56- Amendment No. 2 dated as of November 1, 1991, to Facility Lease dated as of March 16, 1987, between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-50.)

(D)10-57- Amendment No. 3 dated as of November 24, 1992 to Facility Lease dated as of March 16, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-54.)

Exhibit
Number
- -------
(D)10-58- Letter Agreement dated as of March 19, 1987 between Ohio Edison Company, Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-3.)

(D)10-59- Ground Lease dated as of March 16, 1987 between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with the Owner Participant, Tenant. (1986 Form 10-K,
           Exhibit 28-4.)

(D)10-60- Trust Agreement dated as of March 16, 1987 between Perry One Alpha Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-5.)

(D)10-61- Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-6.)

(D)10-62- Supplemental Indenture No. 1 dated as of September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee and Irving Trust Company (now The Bank of New York), as Indenture Trustee. (1991 Form 10-K, Exhibit 10-55.)

(D)10-63- Supplemental Indenture No. 2 dated as of November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-56.)

(D)10-64- Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-7.)

(D)10-65-  Amendment No. 1 dated as of November 1, 1991 to Tax
           Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-58.)

(D)10-66- Partial Mortgage Release dated as of March 19, 1987 under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August, 1930. (1986 Form 10-K, Exhibit 28-8.)

(D)10-67- Assignment, Assumption and Further Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-9.)

Exhibit
Number
- -------
(D)10-68- Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-10.)

(D)10-69- Bill of Sale, Instrument of Transfer and Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership. (1986 Form 10-K,
           Exhibit 28- 11.)

(D)10-70- Easement dated as of March 16, 1987 from Ohio Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Grantee. (1986 Form 10-K, File Exhibit 28-12.)

  10-71- Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, as Exhibit 28-13.)

  10-72- Amendment No. 1 dated as of September 1, 1987 to Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, The Original Loan Participants Listed in Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-65.)

  10-73- Amendment No. 4 dated as of November 1, 1991, to Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-66.)

  10-74- Amendment No. 5 dated as of November 24, 1992 to Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-71.)

Exhibit
Number
- -------
  10-75- Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, Lessor, and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-14.)

  10-76- Amendment No. 1 dated as of September 1, 1987 to Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-68.)

  10-77- Amendment No. 2 dated as of November 1, 1991 to Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-69.)

  10-78- Amendment No. 3 dated as of November 24, 1992 to Facility Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-75.)

  10-79- Amendment No. 4 dated as of January 12, 1993 to Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-76.)

  10-80- Letter Agreement dated as of March 19, 1987 between Ohio Edison Company, as Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-15.)

  10-81- Ground Lease dated as of March 16, 1987 between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Tenant. (1986 Form 10-K, Exhibit 28-16.)

  10-82- Trust Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-17.)

  10-83- Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-18.)

  10-84- Supplemental Indenture No. 1 dated as of September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and Irving Trust Company (now The Bank of New York), as Indenture Trustee. (1991 Form 10-K, Exhibit 10-74.)

Exhibit
Number
- -------
  10-85- Supplemental Indenture No. 2 dated as of November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-75.)

  10-86- Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-19.)

  10-87-   Amendment No. 1 dated as of November 1, 1991 to Tax
           Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-77.)

  10-88- Assignment, Assumption and Further Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-20.)

  10-89- Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-21.)

  10-90- Bill of Sale, Instrument of Transfer and Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Buyer. (1986 Form 10-K, Exhibit 28-22.)

  10-91- Easement dated as of March 16, 1987 from Ohio Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

  10-92- Refinancing Agreement dated as of November 1, 1991 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-82.)

Exhibit
Number
- -------
  10-93- Refinancing Agreement dated as of November 1, 1991 among Security Pacific Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-83.)

(A)10-94- Ohio Edison Company Master Decommissioning Trust Agreement for Perry Nuclear Power Plant Unit One, Perry Nuclear Power Plant Unit Two, Beaver Valley Power Station Unit One and Beaver Valley Power Station Unit Two dated July 1, 1993.

  10-95- Nuclear Fuel Lease dated as of March 31, 1989, between OES Fuel, Incorporated, as Lessor, and Ohio Edison Company, as Lessee. (1989 Form 10-K, Exhibit 10-62.)

  10-96- Receivables Purchase Agreement dated as of November 28, 1989 between Ohio Edison Company and OES Capital, Incorporated. (1989 Form 10-K, Exhibit 10-63.)

  10-97- Guarantee Agreement entered into by Ohio Edison Company dated as of January 17, 1991. (1990 Form 10-K, Exhibit 10-64).

  10-98- Transfer and Assignment Agreement among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1990 Form 10-K, Exhibit 10-65).

  10-99- Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66).

(E)10-100- Participation Agreement dated as of September 15, 1987, among
           Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-1.)

(E)10-101- Amendment No. 1 dated as of February 1, 1988, to Participation
           Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-2.)

(E)10-102- Amendment No. 3 dated as of March 16, 1988 to Participation
           Agreement dated as ofSeptember 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-99.)

Exhibit
Number
- -------
(E)10-103- Amendment No. 4 dated as of November 5, 1992 to Participation
           Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

(E)10-104- Facility Lease dated as of September 15, 1987, between The
           First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-3.)

(E)10-105- Amendment No. 1 dated as of February 1, 1988, to Facility
           Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-4.)

(E)10-106- Amendment No. 2 dated as of November 5, 1992 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

(E)10-107- Ground Lease and Easement Agreement dated as of September 15,
           1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, Tenant. (1987 Form 10-K, Exhibit 28- 5.)

(E)10-108- Trust Agreement dated as of September 15, 1987, between Beaver
           Valley Two Pi Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-6.)

(E)10-109- Trust Indenture, Mortgage, Security Agreement and Assignment
           of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-7.)

(E)10-110- Supplemental Indenture No. 1 dated as of February 1, 1988 to
           Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two Pi Limited Partnership and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-8.)

(E)10-111- Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited
           Partnership as General Partners and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-9.)

Exhibit
Number
- -------
(E)10-112- Tax Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-10.)

(E)10-113- Assignment, Assumption and Further Agreement dated as of
           September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1987 Form 10-K,
           Exhibit 28-11.)

(E)10-114- Additional Support Agreement dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-12.)

(F)10-115- Participation Agreement dated as of September 15, 1987, among
           Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-13.)

(F)10-116- Amendment No. 1 dated as of February 1, 1988, to Participation
           Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in Schedule I Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-14.)

(F)10-117- Amendment No. 3 dated as of March 16, 1988 to Participation
           Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

(F)10-118- Amendment No. 4 dated as of November 5, 1992 to Participation
           Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-115.)

(F)10-119- Facility Lease dated as of September 15, 1987, between The
           First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-15.)

Exhibit
Number
- -------
(F)10-120- Amendment No. 1 dated as of February 1, 1988, to Facility
           Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-16.)

(F)10-121- Amendment No. 2 dated as of November 5, 1992 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 118.)

(F)10-122- Amendment No. 3 dated as of January 12, 1993 to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-119.)

(F)10-123- Ground Lease and Easement Agreement dated as of September 15,
           1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, Tenant. (1987 Form 10-K, Exhibit 28-17.)

(F)10-124- Trust Agreement dated as of September 15, 1987, between
           Chrysler Consortium Corporation, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-18.)

(F)10-125- Trust Indenture, Mortgage, Security Agreement and Assignment
           of Facility Lease dated as of September 15, 1987, between the First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-19.)

(F)10-126- Supplemental Indenture No. 1 dated as of February 1, 1988 to
           Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-20.)

(F)10-127- Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-21.)

(F)10-128- Assignment, Assumption and Further Agreement dated as of
           September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-22.)

Exhibit
Number
- -------
(F)10-129- Additional Support Agreement dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-23.)

 10-130- Operating Agreement dated March 10, 1987 with respect to Perry Unit No. 1 between the CAPCO Companies. (1987 Form 10-K,
           Exhibit 28-24.)

 10-131- Operating Agreement for Bruce Mansfield Units Nos. 1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25.)

 10-132- Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971 by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-26.)

 10-133- OE-APS Power Interchange Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K, Exhibit 28-27.)

 10-134- OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28.)

 10-135- Supplement No. 1 dated as of April 28, 1987, to the OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company, and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29.)

 10-136- APS-PEPCO Power Resale Agreement dated March 18, 1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-30.)

     11-   Calculation of fully diluted earnings per common share.

     12-   Consolidated fixed charge ratios.

 (A) 13- 1993 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

     18- Letter from Independent Public Accountants regarding a change in accounting.

     21-   List of Subsidiaries of the Registrant at December 31, 1993.

     23-   Consent of Independent Public Accountants.

Exhibit
Number
- -------
(A)     Provided herein in electronic format as an exhibit.

(B) Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the SEC on request any such instruments.

(C) Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

(D) Substantially similar documents have been entered into relating to three additional Owner Participants.

(E) Substantially similar documents have been entered into relating to five additional Owner Participants.

(F) Substantially similar documents have been entered into relating to two additional Owner Participants.

        Note: Reports of the Company on Forms 10-Q and 10-K are on file with the SEC under number 1-2578.

        Pursuant to Rule 14a - 3 (10) of the Securities Exchange Act of 1934, the Company will furnish any exhibit in this Report upon the payment of the Company's expenses in furnishing such exhibit.

   (b)  Reports on Form 8-K

        The Company filed one report on Form 8-K since September 30, 1993. A report dated December 13, 1993, reported the abandonment of Perry Unit 2 as a possible electric generating plant.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Ohio Edison Company:


      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Ohio Edison Company's annual report to stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 1, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Item 14 are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                ARTHUR ANDERSEN & CO.


New York, N.Y.
February 1, 1994

                                                                                                                    SCHEDULE V
                                                                                                                        Page 1
                                                      OHIO EDISON COMPANY
                                          CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE YEAR ENDED DECEMBER 31, 1993
                                                    Beginning     Additions    Retirements       Other      Ending
               Classification                        Balance       at Cost       or Sales      Changes(a)   Balance
               --------------                       ---------     ---------   -------------    ---------    -------
                                                                              (In Thousands)
UTILITY PLANT AT ORIGINAL COST:
  ELECTRIC:
    Intangibles-
     Organization expense . . . . . . . . . .    $      113      $      -        $     -   $       -     $      113
     Franchises and consents. . . . . . . . .            64             -              -           -             64

    Production-
     Steam. . . . . . . . . . . . . . . . . .     2,150,979        46,475         16,297     (81,829)     2,099,328
     Nuclear. . . . . . . . . . . . . . . . .     3,076,797        28,257          4,011     314,171      3,415,214
     Other. . . . . . . . . . . . . . . . . .        23,214            50            100          34         23,198
    Transmission. . . . . . . . . . . . . . .       814,917        30,306          4,353      55,613        896,483
    Distribution. . . . . . . . . . . . . . .     1,281,413        73,141         15,073     (45,109)     1,294,372
    General . . . . . . . . . . . . . . . . .       215,009        13,760         12,635       1,423        217,557
    Construction work in progress . . . . . .       479,289        46,109              -    (342,504)(b)    182,894
    Plant held for future use . . . . . . . .        80,288            17         25,942     111,553        165,916
                                                -----------      --------       --------   ---------     ----------
       Total electric . . . . . . . . . . . .     8,122,083       238,115         78,411      13,352      8,295,139

  NUCLEAR FUEL. . . . . . . . . . . . . . . .       366,727        24,140         75,803           -        315,064
                                                -----------      --------       --------   ---------     ----------
     Total utility plant at
       original cost. . . . . . . . . . . . .     8,488,810       262,255        154,214      13,352      8,610,203

NONUTILITY PROPERTY AT ORIGINAL COST. . . . .         8,523           924          1,599         115          7,963
                                                -----------      --------       --------   ---------     ----------
     Total property, plant
       and equipment. . . . . . . . . . . . .    $8,497,333      $263,179       $155,813   $  13,467     $8,618,166
                                                ===========      ========       ========   =========     ==========
- --------------------

(a) Represents increases of approximately $354,135,000 and $32,656,000 to plant in-service and construction work in progress, respectively, as a result of adopting Statement of Financial Accounting Standards No. 109, transfers and adjustments within property, plant and equipment and amortization of ACRS depreciation deductions sold under the Economic Recovery Tax Act of 1981, except as otherwise noted.
(b) Includes the write-off of Perry Unit 2 construction costs of approximately $375,160,000.

                                                                                                                    SCHEDULE V
                                                                                                                        Page 2
                                                      OHIO EDISON COMPANY
                                          CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE YEAR ENDED DECEMBER 31, 1992

                                                 Beginning      Additions   Retirements     Other       Ending
               Classification                     Balance        at Cost    or Sales      Changes(a)    Balance
               --------------                    ---------      ---------   ------------  -----------   -------
                                                                            (In Thousands)
UTILITY PLANT AT ORIGINAL COST:
  ELECTRIC:
     Intangibles-
       Organization expense . . . . . . . . .  $       113      $      -   $        -     $     -    $      113
       Franchises and consents. . . . . . . .           64             -            -           -            64
     Production-
       Steam. . . . . . . . . . . . . . . . .    2,097,035        74,333       21,057         668     2,150,979
       Nuclear. . . . . . . . . . . . . . . .    3,043,302        45,882        7,002      (5,385)    3,076,797
       Other. . . . . . . . . . . . . . . . .       22,778           484           48           -        23,214
     Transmission . . . . . . . . . . . . . .      792,770        21,674        5,043       5,516       814,917
     Distribution . . . . . . . . . . . . . .    1,206,043        89,956       14,846         260     1,281,413
     General. . . . . . . . . . . . . . . . .      208,555        19,276       12,802         (20)      215,009
     Construction work in progress. . . . . .      503,956       (24,667)           -           -       479,289
     Plant held for future use. . . . . . . .       80,297           157            -        (166)       80,288
                                                ----------      --------     --------      ------    ----------
       Total electric . . . . . . . . . . . .    7,954,913       227,095       60,798         873     8,122,083

  NUCLEAR FUEL  . . . . . . . . . . . . . . .      391,116        24,098       48,487           -       366,727
                                                ----------      --------     --------      ------    ----------

       Total utility plant at original cost .    8,346,029       251,193      109,285         873     8,488,810

NONUTILITY PROPERTY AT ORIGINAL COST. . . . .        8,657         1,399        1,589          56         8,523
                                                ----------      --------     --------      ------    ----------
       Total property, plant
       and equipment. . . . . . . . . . . . .   $8,354,686      $252,592   $  110,874     $   929    $8,497,333
                                                ==========      ========   ==========     =======    ==========

- --------------------------------

(a)  Represents transfers and adjustments within property, plant and equipment and amortization of ACRS depreciation deductions sold under the Economic Recovery Tax Act of 1981.

                                                                                                                    SCHEDULE V
                                                                                                                        Page 3
                                                      OHIO EDISON COMPANY
                                          CONSOLIDATED PROPERTY, PLANT AND EQUIPMENT
                                             FOR THE YEAR ENDED DECEMBER 31, 1991
                                                   Beginning     Additions     Retirements      Other       Ending
               Classification                       Balance       at Cost        or Sales     Changes(a)    Balance
               --------------                      ---------     ----------    ------------   ----------    -------
                                                                              (In Thousands)
UTILITY PLANT AT ORIGINAL COST:
  ELECTRIC:
    Intangibles-
     Organization expense . . . . . . . . . .  $        113    $       -    $          -    $      -   $        113
     Franchises and consents  . . . . . . . .            64            -               -           -             64
    Production-
     Steam. . . . . . . . . . . . . . . . . .     2,072,650       51,726          12,526     (14,815)     2,097,035
     Nuclear  . . . . . . . . . . . . . . . .     3,004,217       54,035          14,961          11      3,043,302
     Other. . . . . . . . . . . . . . . . . .        22,583          273              78           -         22,778
    Transmission. . . . . . . . . . . . . . .       764,051       30,482           2,828       1,065  (b)   792,770
    Distribution. . . . . . . . . . . . . . .     1,141,469       77,947          13,590         217      1,206,043
    General . . . . . . . . . . . . . . . . .       206,569       21,157          19,636         465  (b)   208,555
    Construction work in progress . . . . . .       526,219      (22,263)              -           -        503,956
    Plant held for future use . . . . . . . .        64,851           33               5      15,418         80,297
                                                  ---------      -------        --------      ------      ---------
       Total electric . . . . . . . . . . . .     7,802,786      213,390          63,624       2,361      7,954,913

  NUCLEAR FUEL. . . . . . . . . . . . . . . .       436,269       20,104          65,257           -        391,116
                                                  ---------      -------        --------      ------      ---------
     Total utility plant at
       original cost. . . . . . . . . . . . .     8,239,055      233,494         128,881       2,361      8,346,029

NONUTILITY PROPERTY AT ORIGINAL COST. . . . .         7,343        2,128             838          24          8,657
                                                  ---------      -------        --------      ------      ---------
     Total property, plant
       and equipment. . . . . . . . . . . . .    $8,246,398     $235,622      $  129,719    $  2,385     $8,354,686
                                                 ==========     ========      ==========    ========     ==========

- ------------------------------------------

(a) Represents transfers  and adjustments  within property, plant and equipment and amortization  of ACRS depreciation deductions sold under the Economic Recovery Tax Act of 1981, except as otherwise noted.
(b) Includes a $1,422,000 adjustment to previously capitalized leases.

                                                               -38-

                                                                                                                   SCHEDULE VI
                                                                                                                        Page 1

                                                      OHIO EDISON COMPANY
                               CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                OF PROPERTY, PLANT AND EQUIPMENT
                                              FOR THE YEAR ENDED DECEMBER 31, 1993

                                                          Additions
                                         ---------------------------------
                                                   Provisions                   Deductions
                                                    Charged to             ---------------------
                                         ----------------------            Retirements,
                            Beginning                 Other      Salvage   Renewals and  Removal    Other      Ending
    Description              Balance     Income     Accounts(a) Recoveries Replacements   Cost      Changes(b) Balance
    -----------             ---------    ------     ----------- ---------- ------------  -------    ---------- ---------
                                                                      (In Thousands)
UTILITY PLANT:
 ELECTRIC:
  Production-
    Steam . . . . . . . . . $   889,298   $ 58,649     $   157   $    452     $ 16,297    $ 2,713   $(97,931) $  831,615
    Nuclear . . . . . . . .     578,052    102,108           -      2,175        4,011         89     46,783     725,018
    Other . . . . . . . . .      13,924        898           -          -          100          1         12      14,733
  Transmission. . . . . . .     294,781     17,429         741      2,054        4,353      2,058     27,729     336,323
  Distribution. . . . . . .     492,168     35,530          39      4,847       15,051      6,696    (24,760)    486,077
  General . . . . . . . . .      70,010      4,161      10,160        696       12,281        301        103      72,548
  Plant held for future use      33,514          -           -          -       25,942          -    107,164     114,736
                             ----------   --------      ------     ------      -------     ------    -------    --------
    Total electric. . . . .   2,371,747    218,775      11,097     10,224       78,035     11,858     59,100   2,581,050

 NUCLEAR FUEL . . . . . . .     178,653          -      48,627          -       75,803          -          -     151,477
                             ----------   --------      ------     ------      -------     ------    -------   ---------
    Total utility plant . .   2,550,400    218,775      59,724     10,224      153,838     11,858     59,100   2,732,527

NONUTILITY PROPERTY . . . .       2,176         70          64        560            -      1,169          -       1,701
                             ----------   --------      ------     ------      -------     ------    -------   ---------
    Total property, plant
     and equipment. . . . .  $2,552,576   $218,845     $59,788    $10,784     $153,838    $13,027   $ 59,100  $2,734,228
                             ==========   ========     =======    =======     ========    =======   ========  ==========

- -------------------

(a) Represents amortization of capital leases and nuclear fuel, and depreciation charged to clearing accounts.
(b) Represents interest earned on external decommissioning trust funds, transfers of provisions for depreciation within property, plant and equipment and approximately $58,459,000 resulting from the adoption of Statement of Financial
    Accounting Standards No. 109.
                                                              -39-

                                                                                                                   SCHEDULE VI
                                                                                                                        Page 2

                                                      OHIO EDISON COMPANY
                               CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                OF PROPERTY, PLANT AND EQUIPMENT
                                              FOR THE YEAR ENDED DECEMBER 31, 1992
                                                    Additions
                                           -------------------------------       Deductions
                                             Provisions                    ----------------------
                                             Charged to
                                           --------------------            Retirements,
                             Beginning                Other      Salvage   Renewals and    Removal  Other       Ending
     Description              Balance      Income   Accounts(a) Recoveries Replacements     Cost   Changes(b)   Balance
     -----------             ---------     ------   ----------- ---------- ------------    ------- ----------   -------
                                                                       (In Thousands)
UTILITY PLANT:
 ELECTRIC:
  Production-
    Steam . . . . . . . . .  $  851,556    $ 63,218   $    158    $   362     $ 21,057     $ 4,939    $   -   $  889,298
    Nuclear . . . . . . . .     497,918      89,491          -          -        7,002       2,655      300      578,052
    Other . . . . . . . . .      13,014         958          -          -           48           -        -       13,924
  Transmission. . . . . . .     281,101      18,193        744      1,420        4,701       1,935      (41)     294,781
  Distribution. . . . . . .     462,193      48,367         37      3,733       14,846       7,357       41      492,168
  General . . . . . . . . .      68,759       3,881      9,771        848       12,581         668        -       70,010
  Plant held for future use      33,514           -          -          -            -           -        -       33,514
                              ---------     -------     ------     ------      -------      ------     ----    ---------
    Total electric. . . . .   2,208,055     224,108     10,710      6,363       60,235      17,554      300    2,371,747

 NUCLEAR FUEL . . . . . . .     152,559           -     74,581          -       48,487           -        -      178,653
                              ---------     -------     ------     ------      -------      ------     ----    ---------
    Total utility plant . .   2,360,614     224,108     85,291      6,363      108,722      17,554      300    2,550,400

NONUTILITY PROPERTY . . . .       1,747          72         57      1,337          109         928        -        2,176
                              ---------     -------     ------     ------      -------      ------     ----    ---------
    Total property, plant
     and equipment. . . . .  $2,362,361    $224,180    $85,348     $7,700     $108,831     $18,482    $ 300   $2,552,576
                             ==========    ========    =======    =======     ========     =======    =====   ==========

- -------------------

(a)  Represents amortization of capital leases and nuclear fuel, and depreciation charged to clearing accounts.
(b)  Represents interest earned on external decommissioning trust funds and transfers of provisions for depreciation within property, plant and equipment.

                                                            -40-
/TABLE

                                                                                                                   SCHEDULE VI
                                                                                                                        Page 3

                                                      OHIO EDISON COMPANY
                               CONSOLIDATED ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                OF PROPERTY, PLANT AND EQUIPMENT
                                              FOR THE YEAR ENDED DECEMBER 31, 1991
                                                       Additions
                                            ------------------------------
                                                Provisions                       Deductions
                                                Charged to                  ---------------------
                                            -------------------             Retirements,
                              Beginning               Other      Salvage    Renewals and  Removal     Other    Ending
       Description             Balance      Income  Accounts(a) Recoveries  Replacements    Cost    Changes(b) Balance
       -----------            ---------     ------  ----------- ----------  ------------  -------   ---------- -------
                                                                      (In Thousands)
UTILITY PLANT:
 ELECTRIC:
  Production-
    Steam . . . . . . . . .  $  817,501    $ 66,788   $   142    $   336      $ 12,526    $ 7,417    $(13,268) $ 851,556
    Nuclear . . . . . . . .     422,220      91,087         -        226        14,961      1,362         708    497,918
    Other . . . . . . . . .      12,089         999         -          -            78          -           4     13,014
  Transmission. . . . . . .     264,153      19,520       732      1,468         2,828      1,929         (15)   281,101
  Distribution. . . . . . .     437,206      41,932        36      2,829        13,590      6,325         105    462,193
  General . . . . . . . . .      75,052       3,814     8,910        883        19,591        307          (2)    68,759
  Plant held for future use      20,343           -         -          -             5          -      13,176     33,514
                              ---------     -------    ------      -----       -------     ------     -------  ---------
    Total electric. . . . .   2,048,564     224,140     9,820      5,742        63,579     17,340         708  2,208,055

 NUCLEAR FUEL . . . . . . .     141,272           -    76,544          -        65,257          -           -    152,559
                              ---------     -------    ------      -----       -------     ------     -------  ---------
    Total utility plant . .   2,189,836     224,140    86,364      5,742       128,836     17,340         708  2,360,614

NONUTILITY PROPERTY . . . .       1,121          62        52        558             -         46           -      1,747
                              ---------     -------    ------      -----       -------     ------     -------  ---------
    Total property, plant
     and equipment. . . . .  $2,190,957    $224,202   $86,416     $6,300      $128,836    $17,386    $    708 $2,362,361
                             ==========    ========   =======     ======      ========    =======    ======== ==========

- -------------------

(a) Represents amortization of capital leases and nuclear fuel, and depreciation charged to clearing accounts.
(b) Represents interest earned on external decommissioning trust funds and transfers of provisions for depreciation within property, plant and equipment.

                                                            -41-

                                                                                                                 SCHEDULE VIII

                                                      OHIO EDISON COMPANY
                                  CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                     FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

                                                                       Additions
                                                             --------------------------
                                                              Charged         Charged
                                                             (Credited)      (Credited)
                                                  Beginning      to           to Other                   Ending
                Description                       Balance      Income         Accounts      Deductions   Balance
                -----------                       ---------  ----------      ----------     ----------   -------
                                                                    (In Thousands)
Year Ended December 31, 1993:

   Accumulated provision for
     uncollectible accounts . . . . . . . .      $6,432      $ 8,002          $1,751(a)     $ 9,278(b)    $6,907
                                                 ======      =======          ======        =======       ======
   Reserve for injuries and damages . . . .      $4,934      $   588          $  (44)(c)    $   300(d)    $5,178
                                                 ======      =======          ======        =======       ======

Year Ended December 31, 1992:

   Accumulated provision for
     uncollectible accounts . . . . . . . .      $5,312      $20,034          $1,875(a)     $20,789(b)    $6,432
                                                 ======      =======          ======        =======       ======
   Reserve for injuries and damages . . . .      $5,306      $   222          $   (6)(c)    $   588(d)    $4,934
                                                 ======      =======          ======        =======       ======
Year Ended December 31, 1991:

   Accumulated provision for
     uncollectible accounts . . . . . . . .      $5,210      $ 6,879          $1,741(a)     $ 8,518(b)    $5,312
                                                 ======      =======          ======        =======       ======
   Reserve for injuries and damages . . . .      $5,714      $   750          $  (11)(c)    $ 1,147(d)    $5,306
                                                 ======      =======          ======        =======       ======
- ---------------------

(a)  Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c)  Represents net provisions charged to property, plant and equipment on the basis of direct costs of construction of certain classes of property.
(d)  Represents payments for claims and other related expenses.

                                                           -42-

                                                                                                        SCHEDULE IX


                                                 OHIO EDISON COMPANY
                                         CONSOLIDATED SHORT-TERM BORROWINGS
                                FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       1993                         1992                        1991
                            -------------------------    -------------------------   --------------------------
                            Advances From      Notes     Advances From      Notes    Advances From       Notes
                              Financial       Payable      Financial       Payable     Financial        Payable
                             Institutions    To Banks     Institutions    To Banks    Institutions     To Banks

Balance at End of Period     $104,126,000  $         -    $100,871,000  $ 50,700,000  $  94,855,000  $        -
Weighted Average Interest
  Rate at End of Period             3.23%            -           3.56%         4.12%          5.26%           -
Maximum Amount Outstanding
  During the Period          $110,994,000  $ 146,000,000  $102,887,000  $157,500,000  $ 107,307,000   $248,000,000
Average Amount Outstanding
  During the Period (a)      $ 84,550,000  $  33,982,000  $ 81,641,000  $ 25,027,000  $  86,894,000   $ 70,046,000
Weighted Average Interest Rate
  During the Period (a)(b)          3.24%          3.69%         4.03%         4.10%          6.31%          7.04%

- ------------------

(a) Based on the daily amounts outstanding.
(b) Excludes the effect of commitment fees.
                                                          -43-

                                                                                                                    SCHEDULE X


                                                      OHIO EDISON COMPANY
                                    SUPPLEMENTARY CONSOLIDATED INCOME STATEMENT INFORMATION
                                          FOR THE THREE YEARS ENDED DECEMBER 31, 1993

      Item                                  Charged to Expense
- -----------------------         ------------------------------------------
                                    1993           1992           1991
                                    ----           ----           ----
Maintenance and repairs         $189,806,000   $188,009,000   $187,431,000



Other items required by this schedule are omitted due to the required information being shown in the financial statements or being less than 1% of total sales.






























                                             -44-


                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OHIO EDISON COMPANY



                                 BY /s/W. R. Holland
                                 -------------------------------------------
                                       W. R. Holland
                                       President and Chief Executive Officer
Date: March 23, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/W. R. Holland                  /s/H. P. Burg
- --------------------------------- ---------------------------------------------
   W. R. Holland                     H. P. Burg
   President and Chief               Senior Vice President and Director
   Executive Officer and Director    (Principal Financial Officer and Principal
   (Principal Executive Officer)     Accounting Officer)


/s/Donald C. Blasius               /s/Paul J. Powers
- ---------------------------------  --------------------------------------------
   Donald C. Blasius                  Paul J. Powers
   Director                           Director


/s/Robert H. Carlson               /s/Charles W. Rainger
- ---------------------------------  --------------------------------------------
   Robert H. Carlson                  Charles W. Rainger
   Director                           Director

/s/Robert M. Carter
- ---------------------------------  --------------------------------------------
   Robert M. Carter                   George M. Smart
   Director                           Director


/s Carol A. Cartwright             /s/Frank C. Watson
- ---------------------------------  --------------------------------------------
   Carol A. Cartwright                Frank C. Watson
   Director                           Director


/s/R. L. Loughhead                 /s/Jesse T. Williams, Sr.
- ---------------------------------  --------------------------------------------
   R. L. Loughhead                    Jesse T. Williams, Sr.
   Director                           Director


/s/Glenn H. Meadows
- ---------------------------------
   Glenn H. Meadows
   Director



Date: March 23, 1994