Form 10-Q
period 1994-03-31
OHIO EDISON CO
filed 1994-05-03
CIK 73960

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -----------
                         Commission File Number 1-2578

                              OHIO EDISON COMPANY
            (Exact name of Registrant as specified in its charter)

                   Ohio                                      34-0437786
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                   Identification No.)

        76 South Main Street, Akron, Ohio                      44308
      (Address of principal executive offices)               (Zip Code)

           Registrant's telephone number, including area code: 216-384-5100


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No
    ----    ----
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      152,569,437 shares of common stock, $9 par value, outstanding as of May 3, 1994.

                              OHIO EDISON COMPANY


                               TABLE OF CONTENTS

                                                                         Pages

Part I.  Financial Information

         Consolidated Statements of Income . . . . . . . . . . . . . . . .  1

         Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . 2-3

         Consolidated Statements of Cash Flows . . . . . . . . . . . . . .  4

         Notes to Consolidated Financial Statements. . . . . . . . . . . . 5-6

         Report of Independent Public Accountants. . . . . . . . . . . . .  7

         Management's Discussion and Analysis of Results of Operations and
           Financial Condition . . . . . . . . . . . . . . . . . . . . . . 8-9

Part II. Other Information

PART I.  FINANCIAL INFORMATION
- ------------------------------
                              OHIO EDISON COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                                                        Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          1994          1993
                                                       ---------     ---------
                                        (In thousands, except per share amounts)
OPERATING REVENUES                                      $601,248     $593,214

OPERATING EXPENSES AND TAXES:
 Fuel and purchased power                                124,559      117,021
 Nuclear operating costs                                  81,141       76,104
 Other operating costs                                   107,230      108,844
                                                        --------     --------
      Total operation and maintenance expenses           312,930      301,969
 Provision for depreciation                               54,025       57,529
 Deferral of net regulatory assets                        (1,807)      (4,046)
 General taxes                                            61,179       65,108
 Income taxes                                             42,523       41,159
                                                        --------     --------
      Total operating expenses and taxes                 468,850      461,719
                                                        --------     --------
OPERATING INCOME                                         132,398      131,495

OTHER INCOME                                               2,255        4,016
                                                        --------     --------
TOTAL INCOME                                             134,653      135,511
                                                        --------     --------
NET INTEREST AND OTHER CHARGES:
 Interest on long-term debt                               64,771       66,460
 Deferred nuclear unit interest                           (2,130)      (2,098)
 Allowance for borrowed funds used during
   construction and capitalized interest                  (1,190)      (1,427)
 Other interest expense                                    3,916        3,817
 Subsidiary's preferred stock dividend requirements        1,356        1,535
                                                        --------     --------
      Net interest and other charges                      66,723       68,287
                                                        --------     --------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE
 IN ACCOUNTING                                            67,930       67,224
Cumulative effect to January 1, 1993 of a change
 in accounting for unbilled revenues (net of income
 taxes of $33,632,000)                                       --        58,201
                                                        --------     --------
NET INCOME                                                67,930      125,425

PREFERRED AND PREFERENCE STOCK DIVIDEND
 REQUIREMENTS                                              5,601        5,905
                                                        --------     --------
EARNINGS ON COMMON STOCK                                $ 62,329     $119,520
                                                        ========     ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING                                             143,032      152,569
                                                        ========     ========
EARNINGS PER SHARE OF COMMON STOCK:
 Before cumulative effect of a change in accounting       $  .44       $  .40
 Cumulative effect to January 1, 1993 of a change
 in accounting for unbilled revenues                          --          .38
                                                          ------       ------
EARNINGS PER SHARE OF COMMON STOCK                        $  .44       $  .78
                                                          ======       ======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK              $ .375       $ .375
                                                          ======       ======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              OHIO EDISON COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   March 31,       December 31,
                                                     1994              1993
                                                  ----------       ------------
                                                          (In thousands)
                ASSETS
UTILITY PLANT:
 In service, at original cost. . . . . . . . . .  $8,402,430       $8,380,430
 Less--Accumulated provision for
   depreciation. . . . . . . . . . . . . . . . .   2,797,474        2,732,527
                                                  ----------       ----------
                                                   5,604,956        5,647,903
                                                  ----------       ----------
 Construction work in progress-
   Electric plant. . . . . . . . . . . . . . . .     205,336          182,894
   Nuclear fuel. . . . . . . . . . . . . . . . .      55,064           46,879
                                                  ----------       ----------
                                                     260,400          229,773
                                                  ----------       ----------
                                                   5,865,356        5,877,676
                                                  ----------       ----------

OTHER PROPERTY AND INVESTMENTS . . . . . . . . .     191,956          181,815
                                                  ----------       ----------
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . . . .     145,761          159,690
 Receivables-
   Customers (less accumulated provisions of
   $6,963,000 and $6,907,000, respectively,
   for uncollectible accounts) . . . . . . . . .     297,636          298,913
   Other . . . . . . . . . . . . . . . . . . . .      24,514           42,428
 Materials and supplies, at average cost-
   Fuel. . . . . . . . . . . . . . . . . . . . .      32,011           41,513
   Other . . . . . . . . . . . . . . . . . . . .      88,080           87,689
 Prepayments . . . . . . . . . . . . . . . . . .      81,503           72,889
                                                  ----------       ----------
                                                     669,505          703,122
                                                  ----------       ----------
DEFERRED CHARGES:
 Regulatory assets . . . . . . . . . . . . . . .   1,989,175        1,993,795
 Unamortized sale and leaseback costs. . . . . .     109,384          110,656
 Other . . . . . . . . . . . . . . . . . . . . .      42,406           51,203
                                                  ----------       ----------
                                                   2,140,965        2,155,654
                                                  ----------       ----------

                                                  $8,867,782       $8,918,267
                                                  ==========       ==========

                              OHIO EDISON COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                   March 31,     December 31,
                                                      1994           1993
                                                  -----------    ------------
                                                          (In thousands)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholders' equity-
  Common stock, $9 par value,
  authorized 175,000,000 shares-
  152,569,437 shares outstanding . . . . . . .   $1,373,125      $1,373,125
  Other paid-in capital. . . . . . . . . . . .      728,051         727,865
  Retained earnings. . . . . . . . . . . . . .      331,300         322,821
  Unallocated employee stock ownership plan
  common stock - 9,491,493 and 9,608,739
  shares, respectively . . . . . . . . . . . .     (178,175)       (180,519)
                                                 ----------      ----------
 Total common stockholders' equity . . . . . .    2,254,301       2,243,292
 Preferred stock-
  Not subject to mandatory redemption. . . . .      277,335         277,335
  Subject to mandatory redemption. . . . . . .       25,000          25,000
 Preferred stock of consolidated subsidiary-
  Not subject to mandatory redemption. . . . .       50,905          50,905
  Subject to mandatory redemption. . . . . . .       20,500          20,500
 Long-term debt. . . . . . . . . . . . . . . .    3,054,362       3,039,263
                                                 ----------      ----------
                                                  5,682,403       5,656,295
                                                 ----------      ----------
CURRENT LIABILITIES:
 Currently payable preferred stock
   and long-term debt. . . . . . . . . . . . .      324,411         444,170
 Short-term borrowings . . . . . . . . . . . .      102,151         104,126
 Accounts payable. . . . . . . . . . . . . . .      118,147         127,895
 Accrued taxes . . . . . . . . . . . . . . . .      140,977         107,687
 Accrued interest. . . . . . . . . . . . . . .       64,729          72,667
 Other . . . . . . . . . . . . . . . . . . . .      163,006         141,251
                                                 ----------      ----------
                                                    913,421         997,796
                                                 ----------      ----------
DEFERRED CREDITS:
 Accumulated deferred income taxes . . . . . .    1,802,564       1,798,551
 Accumulated deferred investment tax credits .      229,854         231,863
 Property taxes. . . . . . . . . . . . . . . .      101,444         101,182
 Other . . . . . . . . . . . . . . . . . . . .      138,096         132,580
                                                 ----------      ----------
                                                  2,271,958       2,264,176
                                                 ----------      ----------
COMMITMENTS, GUARANTEES AND
 CONTINGENCIES (Note 2)  . . . . . . . . . . .   ----------      ----------

                                                 $8,867,782      $8,918,267
                                                 ==========      ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                              OHIO EDISON COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        1994         1993
                                                     ---------     --------
                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income . . . . . . . . . . . . . . . . . . .   $  67,930     $125,425
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation . . . . . . . . .      54,025       57,529
      Nuclear fuel and lease amortization. . . . .      20,327       15,708
      Deferred income taxes, net . . . . . . . . .       9,038        6,407
      Investment tax credits, net. . . . . . . . .      (2,009)      (2,184)
      Allowance for equity funds used during
      construction . . . . . . . . . . . . . . . .      (1,506)      (1,416)
      Deferred fuel costs, net . . . . . . . . . .       2,207       (5,565)
      Cumulative effect of a change in accounting
      for unbilled revenues  . . . . . . . . . . .         --       (58,201)
      Other amortization, net. . . . . . . . . . .        (106)      (2,138)
                                                      --------     --------
      Internal cash before dividends . . . . . . .     149,906      135,565
      Receivables. . . . . . . . . . . . . . . . .      19,191       30,018
      Materials and supplies . . . . . . . . . . .       9,111        3,771
      Accounts payable . . . . . . . . . . . . . .      (3,898)       4,181
      Other. . . . . . . . . . . . . . . . . . . .      47,620       23,774
                                                      --------     --------
      Net cash provided from operating
      activities . . . . . . . . . . . . . . . . .     221,930      197,309
                                                      --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt . . . . . . . . . . . . . . . .      40,086       26,982
  Redemptions and Repayments-
    Long-term debt . . . . . . . . . . . . . . . .      96,435       66,378
    Preferred stock. . . . . . . . . . . . . . . .      50,362          800
    Short-term borrowings, net . . . . . . . . . .       1,975        9,267
  Dividend Payments-
    Common stock . . . . . . . . . . . . . . . . .      52,412       53,225
    Preferred and preference stock . . . . . . . .       5,814        5,788
                                                      --------     --------
      Net cash used for financing activities . . .     166,912      108,476
                                                      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions . . . . . . . . . . . . . . .      65,320       61,003
  Sale and leaseback restructuring fees. . . . . .        --          9,957
  Other. . . . . . . . . . . . . . . . . . . . . .       3,627       (2,016)
                                                      --------     --------
      Net cash used for investing activities . . .      68,947       68,944
                                                      --------     --------
Net increase (decrease) in cash and cash
  equivalents. . . . . . . . . . . . . . . . . . .     (13,929)      19,889
Cash and cash equivalents at beginning of period .     159,690       14,212
                                                      --------     --------
Cash and cash equivalents at end of period . . . .    $145,761     $ 34,101
                                                      ========     ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              OHIO EDISON COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1 - FINANCIAL STATEMENTS:

      The condensed consolidated financial statements reflect all normal recurring adjustments which are, in the opinion of management, necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in Ohio Edison Company's (Company) 1993 Annual Report to Stockholders. The results of operations are not intended to represent results of operations for any future period.

      The American Institute of Certified Public Accountants issued its Statement of Position 93-6 (SOP) in late 1993, which changes generally accepted accounting principles relating to Employee Stock Ownership Plans (ESOP) for shares purchased after December 31, 1992. The Company's ESOP shares were purchased prior to that date, but the Company elected to adopt the SOP effective January 1, 1994. This change in accounting reduced net income by approximately $2,500,000 in the first quarter of 1994; however, the accompanying effect to earnings per common share was an increase of one cent due to the elimination of unallocated ESOP shares from the computation.

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

   Construction Program --

      The Company and its wholly owned subsidiary, Pennsylvania Power Company (Companies), currently forecast expenditures of approximately $1,000,000,000 for property additions and improvements from 1994-1998, of which approximately $235,000,000 is applicable to 1994. The Companies' nuclear fuel investments are expected to be approximately $204,000,000 during the 1994-1998 period, of which approximately $45,000,000 is applicable to 1994.

   Guarantees --

      The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1994, the Companies' share of the guarantees were $89,036,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

   Environmental Matters --

      Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated additional capital expenditures for environmental compliance of approximately $175,000,000, which is included in the construction forecast under "Construction Program" for 1994 through 1998.

                              OHIO EDISON COMPANY

      The Clean Air Act Amendments of 1990 require significant reductions of sulfur dioxide (SO2) and oxides of nitrogen from the Companies' coal-fired generating units by 1995 and additional emission reductions by 2000. Compliance options include, but are not limited to, installing additional pollution control equipment, burning less polluting fuel, purchasing emission allowances from others, operating existing facilities in a manner which minimizes pollution and retiring facilities. In compliance plans submitted to the Public Utilities Commission of Ohio and to the Environmental Protection Agency (EPA), the Company stated that reductions for the years 1995 through 1999 are likely to be achieved by burning lower sulfur fuel, generating more electricity at its lower emitting plants and/or purchasing emission allowances. The Company continues to evaluate its compliance plans and other compliance options as they arise. Plans for complying with the year 2000 reductions are less certain at this time.

      The Companies are presently required to meet federally approved SO2 regulations, and the violations of such regulations can result in injunctive relief, including shutdown of the generating unit involved, and/or civil or criminal penalties of up to $25,000 per day of violation. The EPA has an interim enforcement policy for the SO2 regulations in Ohio which allows for compliance with the regulations based on a 30-day averaging period. The EPA has proposed regulations which could cause changes in the interim enforcement policy, including revisions of the method of determining compliance with emission limits. The Companies cannot predict what action the EPA may take in the future with respect to the proposed regulations or the interim enforcement policy.

      The Pennsylvania Department of Environmental Resources has issued regulations dealing with the storage, treatment, transportation and disposal of residual waste such as coal ash and scrubber sludge. These regulations impose additional requirements relating to permitting, ground water monitoring, leachate collection systems, closure, liability insurance and operating matters. The Companies are developing and analyzing various compliance options and are presently unable to determine the ultimate increase in capital and operating costs at existing sites.

      Legislative and administrative action and the effect of court decisions can be expected in the future (as they have in the past) to change the way that the Companies must operate in order to comply with environmental laws and regulations. With respect to any such changes and to the environmental matters described above, the Companies expect that any resulting additional capital costs which may be required, as well as any required increase in operating costs, would ultimately be recovered from their customers.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Ohio Edison Company:

         We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of March 31, 1994, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Ohio Edison Company and subsidiaries as of December 31, 1993, and the related consolidated statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





                                   ARTHUR ANDERSEN & CO.

Cleveland, Ohio,
May 2, 1994

                              OHIO EDISON COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Earnings on common stock increased to $.44 per share in the first quarter of 1994 compared to $.40 per share in the first quarter of 1993 excluding the cumulative effect in 1993 of a change in accounting for unbilled revenues.

      During the first quarter of 1994, retail sales reached a new first quarter record, up 4.2% compared to last year. Residential and commercial sales increased 5.1% and 3.8%, respectively, due to increased heating loads resulting from more severe weather conditions than those that occurred during the first quarter of 1993. Sales to industrial customers increased 3.6% due to increased demand by rubber and plastics manufacturers, fabricated metals manufacturers and transportation equipment producers. Total kilowatt-hour sales were down 3.8% in the first quarter of 1994 due to a 25.9% decrease in sales to other utilities. Increased heating loads in the retail sector and capacity constraints limited the Companies' opportunities to sell power off system.

      The increase in fuel and purchased power costs in the first quarter of 1994 compared with 1993 was a result of greater reliance on purchased power due to scheduled generating unit maintenance outages in 1994. Higher nuclear operating costs in 1994 reflect additional work being performed during a scheduled refueling outage at Perry Unit 1. The refueling outage was originally scheduled to be complete in early May 1994; however, the most recent estimate extends the outage by at least one month.

      Other income decreased in the first quarter of 1994 due to a change in accounting for interest income from the Employee Stock Ownership Plan Trust (see Note 1). The effect of this accounting change on other income was partially offset by increases in interest income from temporary cash investments and pollution control escrow funds.

Capital Resources and Liquidity

      The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1994, capital requirements for property additions and capital leases are expected to be approximately $219,000,000, including $37,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $284,000,000 to meet maturities of, and sinking fund requirements for, long-term debt and preferred stock during the remainder of 1994.

      As of March 31, 1994, the Companies had approximately $146,000,000 of cash and temporary investments and $102,000,000 of short-term indebtedness. Funds are also available to the Company through $89,000,000 of unused OES Fuel credit lines. In addition, the Companies have $55,000,000 of unused short-term bank lines of credit and $117,000,000 of bank facilities which provide for borrowings
                                    -8-


                              OHIO EDISON COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

on a short-term basis at the banks' discretion. OES Capital had approximately $18,000,000 of unused short-term borrowing capability at March 31, 1994.

      The Companies have ownership and leasehold interests in three nuclear generating units. The Companies' share of the future obligation to decommission these units is $382,000,000 in current dollars and (using a 2.9% escalation rate) $889,000,000 in future dollars. The estimated obligation, based on site specific studies, and the escalation rate were developed using information obtained from consultants. Payments for decommissioning are expected to begin in 2016, when actual decommissioning work begins. The Companies recover decommissioning costs through their electric rates and expect that any increase in actual decommissioning costs compared to estimates used to compute customer rates would be recovered from their customers.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

           Exhibit
           Number
           -------
             15 Letter from independent public accountants.

           Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Company has not filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the total amount of securities authorized thereunder does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis, but hereby agrees to furnish to the Commission on request any such documents.

           (b) Reports on Form 8-K

           None

                                   SIGNATURE






      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 3, 1994


                                     OHIO EDISON COMPANY
                                     -------------------
                                         Registrant



                                         /s/H. P. Burg
                                         ----------------------------------
                                            H. P. Burg
                                         Senior Vice President and
                                          Chief Financial Officer