Form 10-Q
period 1994-06-30
OHIO EDISON CO
filed 1994-08-05
CIK 73960

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.  20549



(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994

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

     152,569,437 shares of common stock, $9 par value, outstanding as of August 5, 1994

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


Part II.Other Information

PART I.  FINANCIAL INFORMATION

                                                      OHIO EDISON COMPANY
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)
                                                   Three Months Ended    Six Months Ended
                                                        June 30,              June 30,
                                                  -------------------  ---------------------
                                                    1994       1993       1994       1993
                                                  --------   --------  ---------- ----------
                                                    (In thousands, except per share amounts)
OPERATING REVENUES                                $585,428   $563,349 $1,186,676 $1,156,563
                                                  --------   -------- ---------- ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                         107,068    102,227    231,627    219,248
  Nuclear operating costs                           74,413     66,982    155,554    143,086
  Other operating costs                            115,244    104,251    222,474    213,095
                                                  --------   -------- ---------- ----------
  Total operation and maintenance expenses         296,725    273,460    609,655    575,429
  Provision for depreciation                        52,314     52,567    106,339    110,096
  Deferral of net regulatory assets                 (4,163)    (2,033)    (5,970)    (6,079)
  General taxes                                     57,927     57,332    119,106    122,440
  Income taxes                                      44,550     44,028     87,073     85,187
                                                  --------   -------- ---------- ----------
      Total operating expenses and taxes           447,353    425,354    916,203    887,073
                                                  --------   -------- ---------- ----------
OPERATING INCOME                                   138,075    137,995    270,473    269,490

OTHER INCOME                                         3,534      4,988      5,789      9,004
                                                  --------   -------- ---------- ----------
TOTAL INCOME                                       141,609    142,983    276,262    278,494
                                                  --------   -------- ---------- ----------
NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                        65,358     65,898    130,129    132,358
  Deferred nuclear unit interest                    (2,129)    (2,098)    (4,259)    (4,196)
  Allowance for borrowed funds used during
    construction and capitalized interest           (1,382)    (1,156)    (2,572)    (2,583)
  Other interest expense                             4,041      4,260      7,957      8,077
  Subsidiary's preferred stock dividend
    requirements                                     1,681      1,534      3,037      3,069
                                                  --------   -------- ---------- ----------
      Net interest and other charges                67,569     68,438    134,292    136,725
                                                  --------   -------- ---------- ----------
INCOME BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING                         74,040     74,545    141,970    141,769
Cumulative effect to January 1, 1993 of a
  change in accounting for unbilled revenues
  (net of income taxes of $33,632,000)                 -          -          -       58,201
                                                  --------   -------- ---------- ----------
NET INCOME                                          74,040     74,545    141,970    199,970

PREFERRED AND PREFERENCE STOCK
  DIVIDEND REQUIREMENTS                              5,359      6,235     10,960     12,140
                                                  --------   -------- ---------- ----------
EARNINGS ON COMMON STOCK                          $ 68,681   $ 68,310 $  131,010 $  187,830
                                                  ========   ======== ========== ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                               143,161    152,569    143,097    152,569
                                                  ========   ======== ========== ==========
EARNINGS PER SHARE OF COMMON STOCK:
  Before cumulative effect of a
    change in accounting                             $ .48      $ .45      $ .92      $ .85
  Cumulative effect to January 1, 1993 of a
  change in accounting for unbilled revenues           -          -          -          .38
                                                     -----      -----      -----      -----
EARNINGS PER SHARE OF COMMON STOCK                   $ .48      $ .45      $ .92      $l.23
                                                     =====      =====      =====      =====
DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK                                       $.375      $.375      $ .75      $ .75
                                                     =====      =====      =====      =====

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                              OHIO EDISON COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                                                   June  30,       December 31,
                                                     1994              1993
                                                  ----------       ------------
                                                          (In thousands)
                ASSETS
UTILITY PLANT:
 In service, at original cost. . . . . . . . . .  $8,419,413       $8,380,430
 Less--Accumulated provision for
   depreciation. . . . . . . . . . . . . . . . .   2,837,884        2,732,527
                                                  ----------       ----------
                                                   5,581,529        5,647,903
                                                  ----------       ----------
 Construction work in progress-
   Electric plant. . . . . . . . . . . . . . . .     240,196          182,894
   Nuclear fuel. . . . . . . . . . . . . . . . .      59,754           46,879
                                                  ----------       ----------
                                                     299,950          229,773
                                                  ----------       ----------
                                                   5,881,479        5,877,676
                                                  ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
 Letter of credit collateralization. . . . . . .     200,000             --
 Other . . . . . . . . . . . . . . . . . . . . .     164,996          181,815
                                                  ----------       ----------
                                                     364,996          181,815
                                                  ----------       ----------
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . . . .      48,151          159,690
 Receivables-
   Customers (less accumulated provisions of
    $5,803,000 and $6,907,000, respectively,
    for uncollectible accounts). . . . . . . . .     298,524          298,913
   Other . . . . . . . . . . . . . . . . . . . .      39,156           42,428
 Materials and supplies, at average cost-
   Fuel. . . . . . . . . . . . . . . . . . . . .      39,587           41,513
   Other . . . . . . . . . . . . . . . . . . . .      87,044           87,689
 Prepayments . . . . . . . . . . . . . . . . . .      88,059           72,889
                                                  ----------       ----------
                                                     600,521          703,122
                                                  ----------       ----------
DEFERRED CHARGES:
 Regulatory assets . . . . . . . . . . . . . . .   1,992,698        1,993,795
 Unamortized sale and leaseback costs. . . . . .     108,136          110,656
 Other . . . . . . . . . . . . . . . . . . . . .      42,802           51,203
                                                  ----------       ----------
                                                   2,143,636        2,155,654
                                                  ----------       ----------
                                                  $8,990,632       $8,918,267
                                                  ==========       ==========

                              OHIO EDISON COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                    June 30,      December 31,
                                                      1994           1993
                                                   -----------    ------------
                                                          (In thousands)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value, authorized
      175,000,000 shares- 152,569,437 shares
      outstanding                                  $1,373,125     $1,373,125
    Other paid-in capital                             727,061        727,865
    Retained earnings                                 346,300        322,821
    Unallocated employee stock ownership plan
      common stock - 9,354,125 and 9,608,739
      shares, respectively                           (175,596)      (180,519)
                                                   ----------     ----------
  Total common stockholders' equity                 2,270,890      2,243,292
  Preferred stock-
    Not subject to mandatory redemption               277,335        277,335
    Subject to mandatory redemption                    25,000         25,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                50,905         50,905
    Subject to mandatory redemption                    15,000         20,500
  Long-term debt                                    3,238,882      3,039,263
                                                   ----------     ----------
                                                    5,878,012      5,656,295
                                                   ----------     ----------
CURRENT LIABILITIES:
 Currently payable preferred stock
   and long-term debt                                 295,698        444,170
 Short-term borrowings                                 92,903        104,126
 Accounts payable                                     150,973        127,895
 Accrued taxes                                         89,210        107,687
 Accrued interest                                      69,622         72,667
 Other                                                129,000        141,251
                                                   ----------     ----------
                                                      827,406        997,796
                                                   ----------     ----------
DEFERRED CREDITS:
 Accumulated deferred income taxes                  1,803,843      1,798,551
 Accumulated deferred investment tax credits          227,845        231,863
 Property taxes                                       101,452        101,182
 Other                                                152,074        132,580
                                                   ----------     ----------
                                                    2,285,214      2,264,176
                                                   ----------     ----------
COMMITMENTS, GUARANTEES AND
 CONTINGENCIES (Note 2)                            ----------     ----------
                                                   $8,990,632     $8,918,267
                                                   ==========     ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                      OHIO EDISON COMPANY

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                  Three Months Ended   Six Months Ended
                                                       June 30,             June 30,
                                                  ------------------   -----------------
                                                    1994      1993       1994     1993
                                                  --------  --------   -------- --------
                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . . . $ 74,040  $ 74,545   $141,970 $199,970
Adjustments to reconcile net income to net
 cash from operating activities-
   Provision for depreciation . . . . . . . . . .   52,314    52,567    106,339  110,096
   Nuclear fuel and lease amortization. . . . . .   11,861    11,721     32,188   27,429
   Deferred income taxes, net . . . . . . . . . .    6,152    25,240     15,190   31,647
   Investment tax credits, net. . . . . . . . . .   (2,009)   (2,182)    (4,018)  (4,366)
   Allowance for equity funds used during
     construction . . . . . . . . . . . . . . . .   (1,560)     (938)    (3,066)  (2,354)
   Deferred fuel costs, net . . . . . . . . . . .   (1,889)   (3,812)       318   (9,377)
   Cumulative effect of a change in accounting
     for unbilled revenues. . . . . . . . . . . .     -         -          -     (58,201)
   Other amortization, net. . . . . . . . . . . .     (132)    1,030       (238)  (1,108)
                                                  --------  --------   -------- --------
     Internal cash before dividends . . . . . . .  138,777   158,171    288,683  293,736
 Receivables. . . . . . . . . . . . . . . . . . .  (15,530)   (1,901)     3,661   28,117
 Materials and supplies . . . . . . . . . . . . .   (6,540)   (4,411)     2,571    (640)
 Accounts payable . . . . . . . . . . . . . . . .   38,380    33,519     34,482   37,700
 Other. . . . . . . . . . . . . . . . . . . . . .  (46,860) (105,160)       760  (81,386)
                                                  --------  --------   -------- --------
     Net cash provided from operating activities.  108,227    80,218    330,157  277,527
                                                  --------  --------   -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-
 Preferred stock. . . . . . . . . . . . . . . . .      -      96,670        -     96,670
 Long-term debt . . . . . . . . . . . . . . . . .  191,711   305,317    231,797  332,299
 Short-term borrowings, net . . . . . . . . . . .      -      99,690        -     90,423
Redemptions and Repayments-
 Preferred and preference stock . . . . . . . . .      -      93,532     50,362   94,332
 Long-term debt . . . . . . . . . . . . . . . . .   43,039   391,056    139,474  457,434
 Short-term borrowings, net . . . . . . . . . . .    9,248       -       11,223      -
Dividend Payments-
 Common stock . . . . . . . . . . . . . . . . . .   56,005    57,429    108,417  110,654
 Preferred and preference stock . . . . . . . . .    5,331     3,996     11,145    9,784
                                                  --------  --------   -------- --------
     Net cash provided from (used for)
        financing activities. . . . . . . . . . .   78,088   (44,336)   (88,824)(152,812)
                                                  --------  --------   -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Property additions . . . . . . . . . . . . . .     80,050    54,099    145,370  115,102
 Letter of credit collateralization deposit . .    200,000       -      200,000      -
 Sale and leaseback restructuring fees. . . . .        -         369        -     10,326
 Other. . . . . . . . . . . . . . . . . . . . .      3,875     3,987      7,502    1,971
                                                  --------  --------   -------- --------
     Net cash used for investing activities . .    283,925    58,455    352,872  127,399
                                                  --------  --------   -------- --------
Net decrease in cash and cash equivalents . . .     97,610    22,573    111,539    2,684
Cash and cash equivalents at beginning of period   145,761    34,101    159,690   14,212
                                                  --------  --------   -------- --------
Cash and cash equivalents at end of period. . .   $ 48,151  $ 11,528   $ 48,151 $ 11,528
                                                  ========  ========   ======== ========

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

  Guarantees --

     The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1994, the Companies' share of the guarantees were $89,036,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

                             OHIO EDISON COMPANY

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

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ohio Edison Company:

        We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of June 30, 1994, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio,
August 5, 1994

                             OHIO EDISON COMPANY

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Earnings on common stock increased to $.48 per share in the second quarter of 1994 from $.45 per share during the second quarter of 1993. For the six month period ended June 30, 1994, earnings increased to $.92 per share from $.85 per share in 1993, excluding the cumulative effect in 1993 of a change in accounting for unbilled revenues.

      During the first half of 1994, operating revenues increased $30,100,000 compared with the same period in 1993 as a result of record retail sales for any first-half period in the Company's history. Residential and commercial sales increased 5.1% and 4.3%, respectively, due to increased weather-related demand and to an increasing customer base. Sales to industrial customers increased 2.3% during the period. Total kilowatt-hour sales were down 2.1% in the first six months of 1994 due to a 21.5% decrease in sales to other utilities. Increased demand in the retail sector and capacity constraints limited the Companies' opportunities to sell power off system.

      During the three months ended June 30, 1994, retail kilowatt-hour sales increased 3.2% over the same period last year. Residential and commercial sales were up 5.0% and 4.9%, respectively, while industrial sales increased 1.0%. The comparative increase in industrial sales is somewhat distorted due to reduced production (until mid-1995) by a major steel producer in the Company's service area to modernize its facilities. Sales to all other industrial customers were up 5.9% in the second quarter of 1994 compared to the second quarter of 1993, reflecting strong economic activity in the Companies' service area. The increase in retail kilowatt-hour sales was offset by a 14.4% decrease in sales to other utilities, which caused total kilowatt-hour sales to be relatively flat for the quarter compared to the second quarter of 1993.

      Fuel and purchased power costs increased in the first half of 1994 compared with 1993 as a result of greater reliance on purchased power due to scheduled generating unit maintenance outages in 1994 combined with a prolonged refueling outage at the Perry Plant. In conjunction with the refueling outage, the company operating the Perry Plant has been undertaking significant corrective maintenance work designed to improve the unit's performance. Activities relating to this outage were essentially complete by the end of July 1994. As a result of this outage, the Companies' nuclear operating costs increased in the second quarter and year to date periods of 1994 as compared to the corresponding periods of 1993. Other operating costs increased in the second quarter of 1994 compared to 1993 primarily due to a $9,600,000 charge by Penn Power relating to a voluntary early retirement program offered to qualifying employees.

      The decrease in other income during the first six months of 1994 reflects the change in accounting for interest income from the Employee Stock Ownership Plan Trust due to the adoption of The American Institute of Certified Public Accountants Statement of Position 93-6 effective January 1, 1994. The effect of this accounting change on other income was partially offset by increased income from other investments.

                         OHIO EDISON COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION - (Continued)

Capital Resources and Liquidity

      The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the second half of 1994, capital requirements for property additions and capital leases are expected to be approximately $141,000,000, including $32,000,000 for nuclear fuel. Cash requirements for maturing long-term debt are approximately $207,000,000 for the remainder of 1994.

      As of June 30, 1994, the Companies had approximately $48,000,000 of cash and temporary investments and $93,000,000 of short-term indebtedness. Funds are also available to the Company through $102,000,000 of unused OES Fuel credit lines. In addition, the Companies have $55,000,000 of unused short-term bank lines of credit and $102,000,000 of bank facilities which provide for borrowings on a short-term basis at the banks' discretion. OES Capital had approximately $27,000,000 of unused short-term borrowing capability at June 30, 1994.

      During the second quarter of 1994, the Company issued $200,000,000 of secured trust notes. Also during the second quarter, the Company invested $200,000,000 which is designed to collateralize certain letters of credit
(LOC) related to the Beaver Valley Unit 2 sale and leaseback transaction.
This arrangement will reduce the Company's overall costs associated with the LOCs and will permit the LOCs to have a term substantially longer than what would otherwise be possible. The Company also optionally redeemed $27,600,000 of first mortgage bonds during the second quarter and, early in the third quarter of 1994, optionally redeemed $31,400,000 of first mortgage bonds; Penn Power redeemed $6,000,000 of preferred stock in July 1994.

      The Companies' performance initiatives activities are continuing and opportunities for improvement and savings are being identified. As a result, certain projects and activities have been eliminated and other process improvements and revenue opportunities are being pursued. In conjunction with this program, the Companies announced, in May 1994, the offering of a voluntary early retirement program to 423 eligible employees, with 394 employees accepting the offer. In addition, Penn Power offered a similar program to 54 eligible members of Utility Workers Union of America Local 140. Those employees have until August 22, 1994 to accept the offer. Costs associated with these early retirement programs have been reflected on the consolidated financial statements through June 30, 1994.

      On July 22, 1994, the Company notified members of the Utility Workers Union of America and the International Brotherhood of Electrical Workers that it would lay off 236 employees. These work force reductions are a result of the elimination of various capital projects and improvements in the Company's maintenance procedures in connection with the performance initiatives discussed above. The Company and the bargaining units failed to reach an agreement on work practice changes proposed in conjunction with a voluntary early retirement program which would have been available to 172 eligible employees. The unions have filed suit in federal court seeking to prevent the Company from laying off the workers and ordering the Company to extend the terms of the program provided to nonunion employees to union employees as well.

PART II.  OTHER INFORMATION
- ---------------------------

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------
       (a) The annual meeting of stockholders was held on April 28, 1994.

       (b) At this meeting the following persons were elected to the Company's Board of Directors:

                                             Number of Votes
                             ---------------------------------------------
                                          Against or               Broker
                                 For      Withheld   Abstentions Non-Votes
                             -----------  ---------- ----------- ---------
         D. C. Blasius       117,942,910  3,396,067        0         0
         H. P. Burg          118,081,866  3,257,111        0         0
         R. H. Carlson       117,858,704  3,480,274        0         0
         R. M. Carter        117,257,852  4,078,549        0         0
         C. A. Cartwright    117,453,835  3,886,006        0         0
         W. R. Holland       117,897,346  3,441,632        0         0
         R. L. Loughhead     117,889,695  3,449,282        0         0
         G. H. Meadows       117,953,315  3,385,662        0         0
         P. J. Powers        117,826,058  3,587,332        0         0
         C. W. Rainger       118,089,606  3,249,371        0         0
         G. M. Smart         118,071,529  3,267,449        0         0
         J. T. Williams, Sr. 117,788,654  3,550,324        0         0

      (c) At this meeting the appointment of Arthur Andersen & Co., independent public accountants as auditors for the year 1994 was ratified:

                                              Number of Votes
                             ---------------------------------------------
                                          Against or               Broker
                                For        Withheld  Abstentions Non-Votes
                             -----------  ---------- ----------- ---------
                             117,980,206   1,540,864  1,823,965      0


      (d) At this meeting a shareholder proposal not to count unmarked proxy cards for any issue placed before stockholders was rejected:

                                              Number of Votes
                             -----------------------------------------------
                                           Against or               Broker
                                 For        Withheld  Abstentions Non-Votes
                             ------------  ---------- ----------- ----------
                               27,819,406  70,605,420   6,484,785 16,435,425

Item 6.Exhibits and Reports on Form 8-K
       --------------------------------
       (a) Exhibits

       Exhibit
       Number
       -------
       15 Letter from independent public accountants.

        --------------------------------

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






August 5, 1994


                                    OHIO EDISON COMPANY
                                    -------------------
                                        Registrant



                                        /s/ H. P. Burg
                                       -------------------------
                                            H. P. Burg
                                       Senior Vice President and
                                        Chief Financial Officer