Form 10-Q
period 1994-09-30
OHIO EDISON CO
filed 1994-11-04
CIK 73960

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549



(Mark One)
     [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994

                               OR

     [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to_________________

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

Yes  X   No
    ___     ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     152,569,437 shares of common stock, $9 par value, outstanding as of November 4, 1994.


                       OHIO EDISON COMPANY


                        TABLE OF CONTENTS


                                                              Pages

Part I.  Financial Information

         Consolidated Statements of Income                      1

         Consolidated Balance Sheets                           2-3

         Consolidated Statements of Cash Flows                  4

         Notes to Consolidated Financial Statements            5-6

         Report of Independent Public Accountants               7

         Management's Discussion and Analysis of Results of
          Operations and Financial Condition                   8-9


Part II. Other Information

PART I.  FINANCIAL INFORMATION


                                            OHIO EDISON COMPANY

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                                                              Three Months Ended          Nine Months Ended
                                                                September 30,               September 30,
                                                           ----------------------      --------------------------
                                                             1994          1993           1994           1993
                                                             ----          ----           ----           ----
                                                                  (In thousands, except per share amounts)
OPERATING REVENUES                                         $614,390      $624,524      $1,801,066      $1,781,087
                                                           --------      --------      ----------      ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                  109,199       116,767         340,826         336,015
  Nuclear operating costs                                    80,021        75,537         235,575         218,623
  Other operating costs                                     102,431       107,354         324,905         320,449
                                                           --------      --------      ----------      ----------
      Total operation and maintenance expenses              291,651       299,658         901,306         875,087
  Provision for depreciation                                 58,579        55,169         164,918         165,265
  Amortization (deferral) of net regulatory assets           (1,244)          137          (7,214)         (5,942)
  General taxes                                              61,255        64,264         180,361         186,704
  Income taxes                                               52,332        53,113         139,405         138,300
                                                           --------      --------      ----------      ----------
      Total operating expenses and taxes                    462,573       472,341       1,378,776       1,359,414
                                                           --------      --------      ----------      ----------
OPERATING INCOME                                            151,817       152,183         422,290         421,673

OTHER INCOME                                                  5,032         4,079          10,821          13,083
                                                           --------      --------      ----------      ----------

TOTAL INCOME                                                156,849       156,262         433,111         434,756
                                                           --------      --------      ----------      ----------

NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                 65,638        65,375         195,767         197,733
  Deferred nuclear unit interest                             (2,124)       (2,193)         (6,383)         (6,389)
  Allowance for borrowed funds used during
    construction and capitalized interest                    (1,224)         (923)         (3,796)         (3,506)
  Other interest expense                                      5,167         4,354          13,124          12,431
  Subsidiary's preferred stock dividend requirements          1,167         1,428           4,204           4,497
                                                          ---------     ---------      ----------      -----------
      Net interest and other charges                         68,624        68,041         202,916         204,766
                                                          ---------     ---------      ----------      -----------

INCOME BEFORE CUMULATIVE EFFECT
  OF A CHANGE IN ACCOUNTING                                  88,225        88,221         230,195         229,990
Cumulative effect to January 1, 1993 of a change
  in accounting for unbilled revenues (net of income
  taxes of $33,632,000)                                        -             -               -             58,201
                                                          ---------     ----------     ----------      -----------
NET INCOME                                                   88,225        88,221         230,195         288,191

PREFERRED AND PREFERENCE STOCK
  DIVIDEND REQUIREMENTS                                       5,356         5,759          16,316          17,899
                                                          ---------     ---------      ----------     -----------

EARNINGS ON COMMON STOCK                                  $  82,869     $  82,462      $  213,879     $   270,292
                                                          =========     =========      ==========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                        143,310       152,569         143,168         152,569
                                                          =========     =========      ==========     ===========

EARNINGS PER SHARE OF COMMON STOCK:
  Before cumulative effect of a change in accounting          $ .58         $ .54          $ 1.49          $ 1.39
  Cumulative effect to January 1, 1993 of a change
    in accounting for unbilled revenues                         -             -                -              .38
                                                          ---------     ---------      ----------     -----------
EARNINGS PER SHARE OF COMMON STOCK                            $ .58         $ .54          $ 1.49          $ 1.77
                                                          =========     =========      ==========     ===========

DIVIDENDS DECLARED PER SHARE OF
    COMMON STOCK                                              $.375         $.375          $1.125          $1.125
                                                          =========     =========      ==========     ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                             -1-

                                            OHIO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                                  September 30,           December 31,
                                                                     1994                    1993
                                                                  -------------           ------------
                                                                             (In thousands)
                       ASSETS
                       ------
UTILITY PLANT:
  In service, at original cost                                    $8,471,133              $8,380,430
  Less--Accumulated provision for depreciation                     2,847,582               2,732,527
                                                                  ----------              ----------
                                                                   5,623,551               5,647,903
                                                                  ----------              ----------
  Construction work in progress-
     Electric plant                                                  185,503                 182,894
     Nuclear fuel                                                     45,960                  46,879
                                                                  ----------              ----------
                                                                     231,463                 229,773
                                                                  ----------              ----------
                                                                   5,855,014               5,877,676
                                                                  ----------              ----------
OTHER PROPERTY AND INVESTMENTS:
  Letter of credit collateralization (Note 1)                        277,763                   --
  Other                                                              184,935                 181,815
                                                                  ----------              ----------
                                                                     462,698                 181,815
                                                                  ----------              ----------
CURRENT ASSETS:
  Cash and cash equivalents                                           47,150                 159,690
  Receivables-
    Customers (less accumulated provisions of $2,504,000
      and $6,907,000, respectively, for uncollectible accounts)      271,021                 298,913
    Other                                                             42,703                  42,428
  Materials and supplies, at average cost-
    Fuel                                                              43,266                  41,513
    Other                                                             79,668                  87,689
  Prepayments                                                         64,517                  72,889
                                                                  ----------              ----------
                                                                     548,325                 703,122
                                                                  ----------              ----------
DEFERRED CHARGES:
   Regulatory assets                                               2,013,553               1,993,795
   Unamortized sale and leaseback costs                              106,982                 110,656
   Other                                                              42,689                  51,203
                                                                  ----------              ----------
                                                                   2,163,224               2,155,654
                                                                  ----------              ----------
                                                                  $9,029,261              $8,918,267
                                                                  ==========              ==========

                                             -2-

                                            OHIO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                                     September 30,            December 31,
                                                                        1994                     1993
                                                                     ------------             ------------
                                                                                (In thousands)
              CAPITALIZATION AND LIABILITIES
              ------------------------------
CAPITALIZATION:
  Common stockholders' equity-
   Common stock, $9 par value,
    authorized 175,000,000 shares-
    152,569,437 shares outstanding                                   $1,373,125               $1,373,125
   Other paid-in capital                                                726,628                  727,865
   Retained earnings                                                    375,410                  322,821
   Unallocated employee stock ownership plan common
    stock - 9,207,961 and 9,608,739 shares, respectively               (172,854)                (180,519)
                                                                     ----------               ----------
      Total common stockholders' equity                               2,302,309                2,243,292
  Preferred stock-
   Not subject to mandatory redemption                                  277,335                  277,335
   Subject to mandatory redemption                                       25,000                   25,000
  Preferred stock of consolidated subsidiary-
   Not subject to mandatory redemption                                   50,905                   50,905
   Subject to mandatory redemption                                       15,000                   20,500
  Long-term debt                                                      3,337,754                3,039,263
                                                                     ----------               ----------
                                                                      6,008,303                5,656,295
                                                                     ----------               ----------
CURRENT LIABILITIES:
  Currently payable preferred stock
   and long-term debt                                                   149,430                  444,170
  Short-term borrowings                                                 149,661                  104,126
  Accounts payable                                                      100,969                  127,895
  Accrued taxes                                                         106,430                  107,687
  Accrued interest                                                       64,876                   72,667
  Other                                                                 165,765                  141,251
                                                                     ----------               ----------
                                                                        737,131                  997,796
                                                                     ----------               ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                   1,806,944                1,798,551
  Accumulated deferred investment tax credits                           225,836                  231,863
  Property taxes                                                        101,459                  101,182
  Other                                                                 149,588                  132,580
                                                                     ----------               ----------
                                                                      2,283,827                2,264,176
                                                                     ----------               ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                             ----------               ----------

                                                                     $9,029,261               $8,918,267
                                                                     ==========               ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
                                             -3-

                                            OHIO EDISON COMPANY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                           Three Months Ended        Nine Months Ended
                                                              September 30,             September 30,
                                                          --------------------       -------------------
                                                             1994        1993          1994        1993
                                                            ------      -----         ------      ------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 88,225     $ 88,221       $230,195   $288,191
  Adjustments to reconcile net income to net
    cash from operating activities-
     Provision for depreciation                             58,579       55,169        164,918    165,265
     Nuclear fuel and lease amortization                    19,028       19,644         51,216     47,073
     Deferred income taxes, net                              8,499        5,125         23,689     36,772
     Investment tax credits, net                            (2,009)      (2,181)        (6,027)    (6,547)
     Allowance for equity funds used during
      construction                                          (1,094)        (431)        (4,160)    (2,785)
     Deferred fuel costs, net                               (6,423)         543         (6,105)    (8,834)
     Cumulative effect of a change in accounting
      for unbilled revenues                                   -            -              -       (58,201)
     Other amortization, net                                    12        1,844           (226)       736
                                                        ----------   ----------      ---------   --------
       Internal cash before dividends                      164,817      167,934        453,500    461,670
    Receivables                                             23,956      (20,055)        27,617      8,062
    Materials and supplies                                   3,697       15,149          6,268     14,509
    Accounts payable                                       (47,304)     (38,757)       (12,822)    (1,057)
    Other                                                   47,414      112,823         48,174     31,437
                                                        ----------   ----------      ---------   --------
      Net cash provided from operating activities          192,580      237,094        522,737    514,621
                                                        ----------   ----------      ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Preferred stock                                           -          24,624           -       121,294
    Long-term debt                                          93,167      286,573        324,964    618,872
    Short-term borrowings, net                             136,758         -           125,535       -
  Redemptions and Repayments-
    Preferred and preference stock                           6,000       28,170         56,362    122,502
    Long-term debt                                         216,782      159,502        356,256    616,936
    Short-term borrowings, net                                -         127,000           -        36,577
  Dividend Payments-
    Common stock                                            54,684       55,855        163,101    166,509
    Preferred and preference stock                           5,533        5,583         16,678     15,367
                                                         ---------    ---------     ----------   --------
      Net cash used for financing activities                53,074       64,913        141,898    217,725
                                                         ---------    ---------     ----------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                        60,895       67,832        206,265    182,934
  Letter of credit collateralization deposit                77,763         -           277,763       -
  Sale and leaseback restructuring fees                       -              86           -        10,412
  Other                                                      1,849        1,515          9,351      3,486
                                                        ----------    ---------     ----------   --------
      Net cash used for investing activities               140,507       69,433        493,379    196,832
                                                        ----------    ---------     ----------   --------
Net increase (decrease) in cash and cash equivalents        (1,001)     102,748       (112,540)   100,064
Cash and cash equivalents at beginning of period            48,151       11,528        159,690     14,212
                                                        ----------    ---------     ----------   --------
Cash and cash equivalents at end of period                $ 47,150     $114,276       $ 47,150   $114,276
                                                        ==========    =========     ==========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                                             -4-

                       OHIO EDISON COMPANY

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1 -   FINANCIAL STATEMENTS:

      The condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes included in Ohio Edison Company's (Company) 1993 Annual Report to Stockholders. The results of operations are not intended to represent results of operations for any future period.

      OES Finance, Incorporated (a wholly owned subsidiary of the Company) was established during the third quarter of 1994 for the sole purpose of maintaining deposits pledged as collateral for reimbursement obligations relating to certain letters of credit supporting the Company's obligations to lessors under the Beaver Valley Unit 2 sale and leaseback arrangements. The deposits pledged to the financial institution providing those letters of credit are the sole property of OES Finance. In the event of liquidation, OES Finance, as a separate corporate entity, would have to satisfy its obligations to creditors before any of its assets could be made available to the Company as owner of OES Finance common stock.

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

   Guarantees --

      The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of September 30, 1994, the Companies' share of the guarantees were $87,159,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

   Environmental Matters --

      Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated additional capital expenditures for environmental compliance of approximately $175,000,000, which is included in the construction forecast under "Construction Program" for 1994 through 1998.

      The Clean Air Act Amendments of 1990 require significant reductions of sulfur dioxide (SO2) and oxides of nitrogen (NOx) from the Companies' coal-fired generating units by 1995 and additional emission reductions by 2000. Compliance options include, but are not limited to, installing additional pollution control

                        OHIO EDISON COMPANY

                           (Unaudited)


equipment, burning less polluting fuel, purchasing emission allowances, operating facilities in a manner that minimizes pollution and retiring facilities. In compliance plans submitted to the Public Utilities Commission of Ohio and to the Environmental Protection Agency (EPA), the Company stated that SO2 reductions for the years 1995 through 1999 likely will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Equipment already installed, or to be installed by May 1995, is expected to provide NOx reductions sufficient to meet 1995 requirements. Plans for complying with the year 2000 and later reductions have not been finalized. EPA is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plans and other compliance options.

      The Companies are required to meet federally approved SO2 regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $25,000 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The EPA has proposed regulations that could change the interim enforcement policy, including the method of determining compliance with emission limits. The Companies cannot predict what action the EPA may take in the future with respect to proposed regulations or the interim enforcement policy.

      The Pennsylvania Department of Environmental Resources has issued regulations dealing with the storage, treatment, transportation and disposal of residual waste such as coal ash and scrubber sludge. These regulations impose additional requirements relating to permitting, ground water monitoring, leachate collection systems, closure, liability insurance and operating matters. The Companies are considering various compliance options but are presently unable to determine the ultimate increase in capital and operating costs at existing sites.

      Legislative, administrative and judicial actions will continue to change the way that the Companies must operate in order to comply with environmental laws and regulations. With respect to any such changes and to the environmental matters described above, the Companies expect that any resulting additional capital costs which may be required, as well as any required increase in operating costs, would ultimately be recovered from their customers.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ohio Edison Company:

      We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of September 30, 1994, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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





                             ARTHUR ANDERSEN LLP

Cleveland, Ohio,
November 4, 1994

                       OHIO EDISON COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

      Earnings on common stock increased to $1.49 per share for the nine month period ended September 30, 1994, from $1.39 per share in 1993, excluding the cumulative effect in 1993 of a change in accounting for unbilled revenues. Earnings increased to $.58 per share in the third quarter of 1994 from $.54 per share during the third quarter of 1993.

      Higher retail sales during the nine months ended September 30, 1994, pushed total sales revenue up by $20,900,000 over the same period last year. Residential and commercial sales were up 2.1% and 3.0%, respectively, while industrial sales were relatively flat. Total kilowatt-hour sales were down 3.5% in the first nine months of 1994 due to a 21.9% decrease in sales to other utilities. Opportunities to sell power to other utilities were limited due to reduced demand for these sales, generating capacity constraints and increased demand in the retail sector.

      Milder temperatures during the three months ended September 30, 1994, contributed to a 2.2% drop in retail kilowatt-hour sales compared to record third quarter retail kilowatt-hour sales in 1993. Residential sales were down 3.5% and commercial sales remained relatively flat. Industrial sales fell 3.2% during the third quarter of 1994 due to reduced production (until mid-1995) by a major steel customer that is modernizing its facilities. Sales to all other industrial customers were up 1.6% in the third quarter of 1994. Total kilowatt-hour sales were down 6.4% in the period due primarily to a 22.8% decrease in sales to other utilities.

      Fuel and purchased power costs decreased in the third quarter of 1994 compared with 1993 as a result of the lower sales levels. Higher nuclear expenses during the 1994 periods were primarily due to corrective maintenance work and refueling costs at the Perry Plant. The plant was returned to full operational power on August 14, 1994, following the completion of the outage.

Capital Resources and Liquidity

      The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1994, capital requirements for property additions and capital leases are expected to be approximately $80,000,000, including $20,000,000 for nuclear fuel. Cash requirements for maturing long-term debt are approximately $12,000,000 for the remainder of 1994.

      As of September 30, 1994, the Companies had approximately $47,000,000 of cash and temporary investments and $150,000,000 of short-term indebtedness. Funds are also available to the Company through $7,000,000 of unused OES Fuel credit lines. In addition, the Companies have $24,000,000 of unused short-term bank lines of credit and $102,000,000 of bank facilities which provide for borrowings on a short-term basis at the banks' discretion. OES Capital had approximately $11,000,000 of unused short-term borrowing capability as of September 30, 1994.

                       OHIO EDISON COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


      During the third quarter of 1994, the Company retired $30,000,000 of 13.43% first mortgage bonds at maturity and an additional $49,400,000 of 9.75% first mortgage bonds which it purchased from the bondholders. Penn Power issued $12,700,000 of pollution control notes with an interest rate of 6.15%. The proceeds from that issue will be used in the fourth quarter of 1994 to redeem a like amount of 12% pollution control notes. Penn Power also redeemed $6,000,000 of preferred stock during the quarter. Also, Ohio Edison entered into a forward refunding arrangement with the Ohio Water Development Authority to refinance $40,000,000 of its 1985 10.625% pollution control revenue bonds. The interest rate on the new bonds will be 6.75% with maturity in July 2015. Early in the fourth quarter of 1994, the Company entered into a similar arrangement with the Beaver County Industrial Development Authority to refinance $60,000,000 of its 1985 10.50% pollution control revenue bonds. The interest rate on the new bonds will be 7.05% and maturity has been extended to October 2020. The Company also issued through a trust $80,000,000 of 7.93% secured trust notes to private investors.

      OES Finance, Incorporated (a wholly owned subsidiary of the Company) facilitated the issuance of new ten-year cash collateralized letters of credit on behalf of certain lessors in the Beaver Valley Unit 2 sale and leaseback arrangement by purchasing certificates of deposit from the issuing bank in the aggregate amount of $277,763,000. These deposits are pledged as security for repayment of any amounts drawn under the letters of credit.

      On September 29, 1994, a federal judge dismissed the lawsuit filed against the Company on July 22, 1994, by members of the Utility Workers Union of America and the International Brotherhood of Electrical Workers. The unions filed suit in federal court seeking to prevent the Company from laying off 236 employees and to order the Company to extend the terms of a voluntary early retirement program provided to nonunion employees to union employees as well. The U.S. District Judge ruled that the Company did not violate its retirement plan or federal law by not providing early retirement benefits to union employees.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
        (a) Exhibits

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






November 4, 1994


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