Form 10-K
period 1994-12-31
OHIO EDISON CO
filed 1995-03-21
CIK 73960

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [FEE REQUIRED]
For the fiscal year ended December 31, 1994

OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from                   to
                              ------------------  -----------------
                     Commission File Number 1-2578

OHIO EDISON COMPANY
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                34-0437786
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)
76 SOUTH MAIN STREET, AKRON, OHIO                   44308
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)           (ZIP CODE)
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 1-800-736-3402 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                         NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                ON WHICH REGISTERED
        -------------------              ---------------------
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
                           Yes  X            No
                               ---              ---
State the aggregate market value of the voting stock held by non-affiliates of the registrant: $2,992,557,650 as of March 7, 1995. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
            CLASS                    OUTSTANDING AT MARCH 21, 1995
            -----                    -----------------------------
  Common Stock, $9 par value                   152,569,437

Documents incorporated by reference (to the extent indicated herein):

                                       PART OF FORM 10-K INTO WHICH
              DOCUMENT                   DOCUMENT IS INCORPORATED
              --------                 ----------------------------
Annual Report to Stockholders for the
  fiscal year ended December 31, 1994
  (Pages 12-30)                                      Part II
Proxy Statement for 1995 Annual Meeting
  of Stockholders to be held April 27, 1995          Part III










































                         TABLE OF CONTENTS

                                                            Page
                                                            ----
Part I
  Item  1. Business                                          1
             The Company                                     1
             Central Area Power Coordination Group           1
             Financing and Construction                      2
               Future Financing                              2
               Coverage Requirements                         3
             Utility Regulation                              4
               PUCO Rate Matters                             4
               FERC Rate Matters                             4
               Fuel Recovery Procedures                      4
             Nuclear Regulation                              5
             Nuclear Insurance                               5
             Environmental Matters                           7
               Air Regulation                                7
               Water Regulation                              7
               Waste Disposal                                8
               Summary                                       8
             Fuel Supply                                     8
               Nuclear Fuel                                  9
             System Capacity and Reserves                   10
             Regional Reliability                           10
             Competition                                    10
             Research and Development                       10
             Executive Officers                             11

  Item  2. Properties                                       12

  Item  3. Legal Proceedings                                13

  Item  4. Submission of Matters to a Vote of Security
            Holders                                         13

Part II
  Item  5. Market for Registrant's Common Equity and
            Related Stockholder Matters                     13

  Item  6. Selected Financial Data                          13

  Item  7. Management's Discussion and Analysis of
            Financial Condition and Results of Operations   13

  Item  8. Financial Statements and Supplementary Data      13

  Item  9. Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure          13

Part III
  Item 10. Directors and Executive Officers of the
            Registrant                                      14

  Item 11. Executive Compensation                           14

  Item 12. Security Ownership of Certain Beneficial
            Owners and Management                           14

  Item 13. Certain Relationships and Related Transactions   14

Part IV
  Item 14. Exhibits, Financial Statement Schedules and
            Reports on Form 8-K                             14






























































                              PART I

ITEM 1. BUSINESS

The Company

         Ohio Edison Company (Company) was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. The Company also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania.

         The Company furnishes electric service to communities in a 7,500 square mile area of central and northeastern Ohio. It also provides transmission services and electric energy for resale to certain municipalities in the Company's service area and transmission services to certain rural cooperatives. The Company also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2,530,000.

         The Company owns all of the outstanding common stock of Pennsylvania Power Company (Penn Power), a Pennsylvania corporation, which furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. Penn Power also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by Penn Power has a population of approximately 340,000.

         The Company has three additional wholly owned subsidiaries. OES Fuel, Incorporated (OES Fuel) provides advantages in nuclear fuel financing and procurement, including greater fuel management flexibility. OES Capital, Incorporated (OES Capital) provides a specifically tailored financing structure which achieves cost savings in financing certain of the Company's electric service accounts receivable and assists in loans to commercial and industrial customers for energy efficiency improvements. OES Finance, Incorporated (OES Finance) provides the collateral securing reimbursement obligations relating to certain letters of credit supporting the Company's obligations to lessors under the Beaver Valley Unit 2 sale and leaseback arrangements.

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



                               - 1 -
         The agreements among the CAPCO companies generally treat the Company and Penn Power (Companies) as a single system as between them and the other three CAPCO companies, but, in agreements between the CAPCO companies and others, all five companies are treated as separate entities. Subject to any rights that might arise among the CAPCO companies as such, each member company, severally and not jointly, is obligated to pay only its proportionate share of the costs associated with the facilities and the cost of required fuel. The CAPCO companies have agreed that any modification of their arrangements or of their agreed-upon programs requires their unanimous consent. Should any member become unable to continue to pay its share of the costs associated with a CAPCO facility, each of the other CAPCO companies could be adversely affected in varying degrees because it may become necessary for the remaining members to assume such costs for the account of the defaulting member.

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

    Future Financing

         The Companies' total construction costs, excluding nuclear fuel, amounted to approximately $227,000,000 in 1994. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. For the years 1995-1999, such construction costs are estimated to be approximately $800,000,000, of which approximately $180,000,000 is applicable to 1995. See "Environmental Matters" below with regard to possible environment-related expenditures not included in this estimate.

         During the 1995-1999 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock will require expenditures by the Companies of approximately
$1,301,000,000, of which approximately $227,000,000 is applicable to 1995.

                               - 2 -
         Nuclear fuel purchases are financed through OES Fuel commercial paper and loans, both of which are supported by a $225,000,000 long-term bank credit agreement. Investments for additional nuclear fuel during the 1995-1999 period are estimated to be approximately $172,000,000, of which approximately $30,000,000 applies to 1995. During the same periods, the Companies' nuclear fuel investments are expected to be reduced by approximately $225,000,000 and $56,000,000, respectively, as the nuclear fuel is consumed. Also, the Companies have operating lease commitments of approximately $575,000,000 for the 1995-1999 period, of which approximately $106,000,000 relates to 1995. The Companies recover the cost of nuclear fuel consumed and operating leases through their electric rates.

         Short-term borrowings of $174,642,000 at December 31, 1994, included $104,642,000 of OES Capital debt, which is secured by customer accounts receivable. OES Capital can borrow up to $120,000,000 under a receivables financing agreement at rates based on certain bank commercial paper. The Companies also had $55,000,000 of unused short-term bank lines of credit as of December 31, 1994. In addition, $72,000,000 was available through bank facilities that provide for borrowings on a short-term basis at the banks' discretion. OES Fuel had approximately $30,000,000 of unused borrowing capability at the end of 1994 that was available for reloan to the Company.

         OES Finance was established during the third quarter of 1994 for the sole purpose of maintaining deposits pledged as collateral to secure reimbursement obligations relating to certain letters of credit supporting the Company's obligations to lessors under the Beaver Valley Unit 2 sale and leaseback arrangements. The deposits pledged to the financial institution providing those letters of credit are the sole property of OES Finance. In the event of liquidation, OES Finance, as a separate corporate entity, would have to satisfy its obligations to creditors before any of its assets could be made available to the Company as sole owner of OES Finance common stock.

         Based on their present plans, the Companies could provide for their cash requirements in 1995 from the following sources: funds to be received from operations; available cash and temporary cash investments (approximately $23,000,000 as of December 31, 1994); the issuance of long-term debt (for refunding purposes) and funds available under short-term bank credit arrangements.

         For the period 1995-1999, external financings may be used to provide a portion of the Companies' cash requirements. The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Companies to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Companies will continue to monitor financial market conditions and, where appropriate, may take advantage of economic opportunities to refund debt and preferred stock to the extent that their financial resources permit.

         Except as otherwise indicated, the foregoing statements with respect to construction expenditures are based on estimates made in February 1995 and are subject to change based upon the progress of and changes required in the construction program, including periodic reviews of costs, changing customer requirements

                             - 3 -
for electric energy, the level of earnings and resulting changes in applicable coverage requirements, conditions in capital markets, changes in regulatory requirements and other relevant factors.

    Coverage Requirements

         The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on outstanding first mortgage bonds, including those being issued. The Companies' respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter.

         With respect to the issuance of first mortgage bonds under the Company's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $447,000,000. The Company is currently able to issue $1,044,000,000 principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Based upon earnings for 1994, the Company would be permitted, under the earnings coverage test contained in its charter, to issue at least $1,089,000,000 of preferred stock at an assumed dividend rate of 9.50%. If the Company were to issue additional debt at or prior to the time it issued preferred stock, the amount of preferred stock which would be issuable would be reduced.

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


                               - 4 -
         In 1986, a law was passed which extended the jurisdiction of the PUCO to nonutility affiliates of holding companies exempt under Section 3(a)(1) and 3(a)(2) of the Public Utility Holding Company Act of 1935 (1935 Act) to the extent that the activities of such affiliates affect or relate to the cost of providing electric utility service in Ohio. The law, among other things, requires PUCO approval of investments in, or the transfer of assets to, nonutility affiliates. Investments in such affiliates are limited to 15% of the aggregate capitalization of the holding company on a consolidated basis. The Company is an exempt holding company under
Section 3(a)(2) of the 1935 Act, but the law has not had any effect on its operations as they are currently conducted.

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

    FERC Rate Matters

         Rates for the Companies' respective wholesale customers are regulated by the FERC. The Company's tariff for its customers was approved by the FERC in 1989. Penn Power sells power to four wholesale customers under agreements which were extended in 1994; two of the agreements expire in March 1997, and the other two will be in effect until September 1999. Penn Power also sells power to a fifth municipality which received bids from third parties for power and filed a request with the FERC in September 1994 to require Penn Power to provide transmission services. On January 25, 1995, FERC ordered Penn Power to provide transmission services to the municipality and directed both parties to resolve the pricing, terms and conditions of this service. If Penn Power cannot reach an agreement with the municipality on these issues by April 5, 1995, FERC will establish the final terms.

    Fuel Recovery Procedures

         Under the laws of the State of Ohio, an electric utility is required to have annual hearings before the PUCO with respect to its fuel and net purchased power policies and practices. At these hearings a utility is required to show that its electric fuel component (EFC) charges are "fair, just and reasonable". The law also requires additional auditing of, and additional reporting by, the utility with respect to its fuel costs and fuel procurement policies and practices. The law provides for the recovery of fuel


                               - 5 -
costs, including any over or under collection of fuel costs applicable to a prior six month period, by adjusting an electric utility's EFC rate every six months.

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

         The NRC has promulgated and continues to promulgate additional regulations related to the safe operation of nuclear power plants. The Companies cannot predict what additional regulations will be promulgated or design changes required or the effect that any such regulations or design changes, or the consideration thereof, may have upon the Beaver Valley and Perry plants. Although the Companies have no reason to anticipate an accident at any nuclear plant in which they have an interest, if such an accident did happen, it could have a material but presently

                             - 6 -
undeterminable adverse effect on the Company's consolidated financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Companies, could result in regulations or requirements that could affect the operation or licensing of plants that the Companies do own with a consequent but presently undeterminable adverse impact, and could affect the Companies' abilities to raise funds in the capital markets.

Nuclear Insurance

         The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $8,920,000,000 (assuming 110 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200,000,000; and (ii) $8,720,000,000 provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $75,500,000 (but not more than $10,000,000 per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover liabilities arising out of the incident. Based on their present ownership and leasehold interests in the Beaver Valley Station and the Perry Plant, the Companies' maximum potential assessment under these provisions (assuming the other CAPCO companies were to contribute their proportionate share of any assessments under the retrospective rating plan) would be $102,800,000 per incident but not more than $13,000,000 in any one year for each incident.

         In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective interests in the Beaver Valley Station and the Perry Plant, which provide an aggregate indemnity of up to approximately $345,000,000 for replacement power costs incurred during an outage after an initial 21-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $3,200,000.

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



                               - 7 -
         A secondary level of coverage for the Beaver Valley Station and Perry Plant over and above the ANI/MAELU policy is provided by a decontamination liability, excess property and decommissioning liability insurance policy issued to each operating company by NEIL (NEIL II). Under NEIL II a minimum of $1,400,000,000 of coverage is available to pay costs required for decontamination operations in excess of the $1,350,000,000 provided by the primary ANI/MAELU policy. Additionally, a maximum of $250,000,000, as provided by NEIL II, would cover decommissioning costs in excess of funds already collected for decommissioning. Any remaining portion of the NEIL II proceeds after payment of decontamination costs will be available to pay excess property damage losses. Members of NEIL II pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum assessment for NEIL II coverage for accidents at any covered nuclear facility occurring during a policy year would be approximately $12,000,000. The NEIL II policy is renewable yearly.

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

Environmental Matters

         Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated capital expenditures for environmental compliance of approximately
$70,000,000, which is included in the construction estimate given under "Financing and Construction - Future Financing" for 1995 through 1999.




                               - 8 -
    Air Regulation

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

         The Clean Air Act Amendments of 1990 require significant reductions of SO2 and nitrogen oxides (NOx) from the Companies' coal-fired generating units by 1995 and additional emission reductions by 2000. Compliance options include, but are not limited to, installing additional pollution control equipment, burning less-polluting fuel, purchasing emission allowances, operating facilities in a manner that minimizes pollution, and retiring facilities. In compliance plans submitted to the PUCO and to the EPA, the Company stated that SO2 reductions for the years 1995 through 1999 likely will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Equipment already installed, or to be installed by May 1995, is expected to provide NOx reductions sufficient to meet 1995 requirements. Plans for complying with the year 2000 and later reductions have not been finalized. EPA is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plans and other compliance options.

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


                               - 9 -
         The Ohio Environmental Protection Agency (Ohio EPA) has issued NPDES Permits for the R.E. Burger, Edgewater, Niles, W.H. Sammis and West Lorain plants and has proposed a water discharge permit for the Mad River Plant. The West Lorain Plant is in compliance with all permit conditions. The other plants are in compliance with chemical limitations of the permits. The permit conditions would have required the addition of cooling towers at all of the above plants except West Lorain. However, the EPA and Ohio EPA have approved variance requests for the W.H. Sammis, R.E. Burger, Edgewater and Niles plants, eliminating the current need for cooling towers at those plants.

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

                               - 10 -
Fuel Supply

         The Companies' sources of generation during 1994 were 76.2% coal and 23.8% nuclear. Over two-thirds of the Company's annual coal purchase requirements are supplied under long-term contracts. These contracts have minimum annual tonnage levels of approximately 5,300,000 tons (including the Company's portion of the coal purchase contract relating to the Bruce Mansfield Plant discussed below). This contract coal is produced primarily from mines located in Ohio, Pennsylvania, Kentucky and West Virginia; the contracts expire at various times through February 28, 2003.

         The Companies estimate their 1995 coal requirements to be approximately 9,700,000 tons (including their respective shares of the coal requirements of CAPCO's W. H. Sammis Unit 7 and the Bruce Mansfield Plant). See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

         The Companies, together with the other CAPCO companies, have each severally guaranteed (the Company's and Penn Power's composite percentages being approximately 46.8% and 6.7%, respectively) certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant (see Note 7 of Notes to Consolidated Financial Statements). As of December 31, 1994, the Companies' shares of the guarantees were $87,159,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract extends to December 31, 1999.

         The Companies' fuel costs (excluding disposal costs) for each of the five years ended December 31, 1994, were as follows:

                           1994    1993    1992    1991    1990
                           ----    ----    ----    ----    ----

Cost of fuel consumed
 per million BTUs:
   Coal                   $1.36   $1.37    $1.40   $1.40   $1.39
   Nuclear                $ .75   $ .76    $ .83   $ .87   $ .84
Average fuel cost per
 kilowatt-hour
 generated (cents)         1.26    1.31     1.31    1.34    1.34

    Nuclear Fuel

         OES Fuel is the sole lessor for the Companies' nuclear fuel requirements (see "Financing and Construction - Future Financing" and Note 5E of Notes to Consolidated Financial Statements).

         The Companies and OES Fuel have contracts for the supply of uranium sufficient to meet projected needs through 2000 and conversion services sufficient to meet projected needs through 2001. Fabrication services for fuel assemblies have been contracted by the CAPCO companies for the next four reloads for Beaver Valley Unit 1, three reloads for Beaver Valley Unit 2 (through approximately 2000 and 1998, respectively), and the next six reloads for Perry Unit 1 (through approximately 2004). The CAPCO companies have a contract with the U.S. Enrichment Corporation for enrichment services for all CAPCO nuclear units through 2014.

                               - 11 -
         Prior to the expiration of existing commitments, the Companies intend to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, reprocessing and/or waste disposal services, the specific prices and availability of which are not known at this time. Due to the present lack of availability of domestic reprocessing services, to the continuing absence of any program to begin development of such reprocessing capability and questions as to the economics of reprocessing, the Companies are calculating nuclear fuel costs based on the assumption that spent fuel will not be reprocessed. On-site spent fuel storage facilities for the Perry Plant are expected to be adequate through 2010; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2011 and 2005, respectively. After on-site storage capacity is exhausted, additional storage capacity will have to be obtained which could result in significant additional costs unless reprocessing services or permanent waste disposal facilities become available. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site has become embroiled in the political process. Duquesne and CEI have each previously entered into contracts with the U.S. Department of Energy for the disposal of spent fuel from the Beaver Valley Power Station and the Perry Plant, respectively.

System Capacity and Reserves

         The 1994 net maximum hourly demand on the Companies of 5,744,000 kilowatts (kW) (including 450,000 kW of firm power sales which extend through 2005 as discussed under "Competition") occurred on July 20, 1994. The seasonal capability of the Companies on that day was 5,980,000 kW. Of that system capability, 3.9% was available to serve additional load, after giving effect to net firm purchases at that hour of 443,000 kW and term power sales to other utilities. Based on existing capacity plans, the load forecast made in November 1994 and anticipated term power sales to other utilities, the capacity margins during the 1995-1999 period are expected to range from about 6% to 10%.

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

                               - 12 -
The Companies compete with suppliers of natural gas and other forms of energy in connection with their industrial and commercial sales and in the home climate control market, both with respect to new customers and conversions, and with all other suppliers of electricity. To date, there has been no substantial cogeneration by the Companies' customers.

         Technological advances and regulatory changes are driving forces toward increasing competition in the energy market. In addition, many large electricity users continue to push for some form of retail wheeling, which would enable retail customers to purchase electricity from producers other than the local utility. While regulators appear to be increasingly reluctant to move in this direction (primarily because of the adverse impact retail wheeling would have on small users) the debate is expected to place downward pressure on the Companies' prices in the future.

         In an effort to more fully utilize their facilities and hold down rates to their other customers, the Companies have entered into a long-term power sales agreement with another utility. Currently, the Companies are selling 450,000 kW annually under this contract through December 31, 2005. The Companies have the option to reduce this commitment by 150,000 kW, with three years advance notice.

Research and Development

         The Company participates in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generating, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 1994, approximately 86% of the Company's research and development expenditures were related to EPRI.

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

                            - 13 -

otherwise determine, or unless a resignation is submitted.

                           Position Held During
    Name          Age         Past Five Years          Dates
- ---------------   ---  ---------------------------  ------------

W. R. Holland     58   President and Chief
                         Executive Officer          1993-present
                       President and Chief
                         Operating Officer          1991-1993
                       Senior Vice President of
                         Detroit Edison Company     *-1991

A. J. Alexander   43   Senior Vice President and
                         General Counsel            1991-present
                       Vice President and General
                         Counsel                    *-1991

H. P. Burg        48   Senior Vice President and
                         Chief Financial Officer    *-present

A. N. Gorant      64   Senior Vice President-
                         Division Operations
                         and Customer Service       1994-present
                       Vice President-Division
                         Operations and Customer
                         Service                    *-1994

R. J. McWhorter   62   Senior Vice President-
                         Generating Plant and
                         Transmission Operations    *-present

E. T. Carey       52   Vice President-Marketing
                         and Customer Service
                         Support                    1994-present
                       Manager, Performance
                         Initiatives                1993-1994
                       Division Manager             *-1993

A. R. Garfield    56   Vice President-System
                         Operations                 1991-present
                       Manager, System Operations   *-1991

J. A. Gill        57   Vice President-
                         Administration             *-present

B. M. Miller      62   Vice President-Engineering
                         and Construction           *-present

D. L. Yeager      60   Vice President-Special
                         Projects                   *-present

D. P. Zeno        64   Vice President-Governmental
                         Affairs                    1991-present
                       Manager, Governmental
                         Affairs                    *-1991

N. C. Brink       47   Secretary                    1994-present
                       Assistant Secretary          *-1994



                               - 14 -
                           Position Held During
    Name          Age         Past Five Years          Dates
- ---------------   ---  ---------------------------  ------------

R. H. Marsh       44   Treasurer                    1991-present
                       Manager, Assets
                         Administration             *-1991

H. L. Wagner      42   Comptroller                  1990-present
                       Assistant Comptroller        *-1990

* Indicates position held at least since January 1, 1990.

         At December 31, 1994, the Company had 3,911 employees and Penn Power had 1,255 employees for a total of 5,166 employees for the Companies.


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

     The Companies own, individually or, together with one or more of the other CAPCO companies as tenants in common, and/or lease, the generating units in service as of March 1, 1995, shown on the table below.






























                               - 15 -
                            Net Demonstrated       Interest
                                                ------------------
                                Capacity (kW)
                          ------------------               Penn
                                   Companies  Ohio Edison  Power
                                             ------------
Plant-Location      Unit  Total  Entitlement Owned  Leased Owned
- ------------------- ---- ------- ----------- ------ ------ -----

Coal-Fired Units

R.E. Burger-        3-5   406,000   406,000 100.00%    -      -
 Shadyside, OH
B. Mansfield-        1    780,000   501,000  60.00%    -    4.20%
 Shippingport, PA    2    780,000   360,000  39.30%    -    6.80%
                     3    800,000   335,000  35.60%    -    6.28%
New Castle-         3-5   333,000   333,000    -       -  100.00%
 W. Pittsburg, PA
Niles-Niles, OH     1-2   216,000   216,000 100.00%    -      -
W.H. Sammis-        1-6 1,620,000 1,620,000 100.00%    -      -
 Stratton, OH        7    600,000   413,000  48.00%    -   20.80%

Nuclear Units

Beaver Valley-       1    810,000   425,000  35.00%    -   17.50%
 Shippingport, PA    2    820,000   343,000  20.22% 21.66%    -
Perry-               1  1,194,000   421,000  17.42% 12.58%  5.24%
 N. Perry Village,
 OH

Oil/Gas-Fired Units

Edgewater-
 Lorain, OH          4    100,000   100,000 100.00%    -      -
Other                     164,000   164,000  84.82%    -   15.18%
                                  ---------
 Total                            5,637,000
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

     The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV.
The Companies' overhead and underground transmission lines aggregate 4,565 miles.

     The Companies' electric distribution systems include 26,002 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own, individually or, together with one or more of the other CAPCO companies as tenants in common, 434 substations with a total installed transformer capacity of 23,867,749 kilovolt-amperes, of


                               - 16 -
which 64 are transmission substations, including 8 located at generating plants.

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

ITEM 3. LEGAL PROCEEDINGS

       In 1991, the CAPCO companies, as co-plaintiffs, filed suit against Westinghouse Electric Corporation in the United States District Court for the Western District of Pennsylvania, for design flaws relating to Beaver Valley Units 1 and 2 steam generators supplied by Westinghouse. The suit principally alleged that the Westinghouse steam generators contain serious design defects causing such problems as tube corrosion and cracking, which has led to higher maintenance costs and the possible replacement of the steam generators earlier than the 40-year design life. The Court rejected the claims of the CAPCO companies in December 1994. The CAPCO companies have appealed the verdict to the United States Court of Appeals for the Third Circuit.

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

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Items 5 through 8 is incorporated herein by reference to the Common Stock Data, Classification of Holders of Common Stock as of December 31, 1994, Selected Financial Data, Management's Discussion and Analysis of
Results of Operations and Financial Condition, and Consolidated
Financial Statements included on pages 12 through 30 in the Company's 1994 Annual Report to Stockholders (Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

       None.



                               - 17 -
                           PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10, with respect to Identification of Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's 1995 Proxy Statement filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business- Executive Officers" herein.

ITEM 11. EXECUTIVE COMPENSATION


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Items 11, 12 and 13 is incorporated herein by reference to the Company's 1995 Proxy
Statement filed with the SEC pursuant to Regulation 14A.


                               PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a)   1.  Financial Statements

      Included in Part II of this report and incorporated herein by reference to the Company's 1994 Annual Report to Stockholders
(Exhibit 13 below) at the pages indicated.

                                                          Page No.
                                                          --------

Report of Independent Public Accountants                     12
Consolidated Statements of Income-
  Three Years Ended December 31, 1994                        17
Consolidated Balance Sheets-
  December 31, 1994 and 1993                                 18
Consolidated Statements of Retained Earnings-
  Three Years Ended December 31, 1994                        19
Consolidated Statements of Capital Stock and
  Other Paid-In Capital-
  Three Years Ended December 31, 1994                        19
Consolidated Statements of Capitalization-
  December 31, 1994 and 1993                               20-21
Consolidated Statements of Cash Flows-
  Three Years Ended December 31, 1994                        22
Consolidated Statements of Taxes-
  Three Years Ended December 31, 1994                        23
Notes to Consolidated Financial Statements                 24-30


                               - 18 -
   2. Financial Statement Schedules

      Included in Part IV of this report:
                                                          Page No.
                                                          --------

Report of Independent Public Accountants                     29
Schedule - Three Years Ended December 31, 1994:

       II-Consolidated Valuation and Qualifying Accounts     30

      Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit
Number
- -------


(A) 3-1 -  Amended Articles of Incorporation, Effective June 21,
           1994, constituting the Company's Articles of Incorporation.

    3-2 - Code of Regulations of the Company as amended April 24, 1986. (Registration No. 33-5081, Exhibit (4)(d).)

(B) 4-1 -  Indenture dated as of August 1, 1930 between the Company and Bankers Trust Company, as Trustee, as amended and supplemented by Supplemental Indentures:

     Dated as of          File Reference           Exhibit No.
  ----------------        --------------         ------------------

  March 3, 1931       2-1725                      B-1,B-1(a),B-1(b)
  November 1, 1935    2-2721                      B-4
  January 1, 1937     2-3402                      B-5
  September 1, 1937   Form 8-A                    B-6
  June 13, 1939       2-5462                      7(a)-7
  August 1, 1974      Form 8-A, August 28, 1974   2(b)
  July 1, 1976        Form 8-A, July 28, 1976     2(b)
  December 1, 1976    Form 8-A, December 15, 1976 2(b)
  June 15, 1977       Form 8-A, June 27, 1977     2(b)

  Supplemental Indentures:

     Dated as of          File Reference           Exhibit No.
  ------------------      --------------         ------------------

  September 1, 1944   2-61146                     2(b)(2)
  April 1, 1945       2-61146                     2(b)(2)
  September 1, 1948   2-61146                     2(b)(2)
  May 1, 1950         2-61146                     2(b)(2)
  January 1, 1954     2-61146                     2(b)(2)
  May 1, 1955         2-61146                     2(b)(2)
  August 1, 1956      2-61146                     2(b)(2)
  March 1, 1958       2-61146                     2(b)(2)

Exhibit
Number
- -------
     Supplemental Indentures: (Cont'd)

     Dated as of          File Reference           Exhibit No.
  ---------------     ----------------------      --------------

  April 1, 1959       2-61146                     2(b)(2)
  June 1, 1961        2-61146                     2(b)(2)
  September 1, 1969   2-34351                     2(b)(2)
  May 1, 1970         2-37146                     2(b)(2)
  September 1, 1970   2-38172                     2(b)(2)
  June 1, 1971        2-40379                     2(b)(2)
  August 1, 1972      2-44803                     2(b)(2)
  September 1, 1973   2-48867                     2(b)(2)
  May 15, 1978        2-66957                     2(b)(4)
  February 1, 1980    2-66957                     2(b)(5)
  April 15, 1980      2-66957                     2(b)(6)
  June 15, 1980       2-68023                     (b)(4)(b)(5)
  October 1, 1981     2-74059                     (4)(d)
  October 15, 1981    2-75917                     (4)(e)
  February 15, 1982   2-75917                     (4)(e)
  July 1, 1982        2-89360                     (4)(d)
  March 1, 1983       2-89360                     (4)(e)
  March 1, 1984       2-89360                     (4)(f)
  September 15, 1984  2-92918                     (4)(d)
  September 27, 1984  33-2576                     (4)(d)
  November 8, 1984    33-2576                     (4)(d)
  December 1, 1984    33-2576                     (4)(d)
  December 5, 1984    33-2576                     (4)(e)
  January 30, 1985    33-2576                     (4)(e)
  February 25, 1985   33-2576                     (4)(e)
  July 1, 1985        33-2576                     (4)(e)
  October 1, 1985     33-2576                     (4)(e)
  January 15, 1986    33-8791                     (4)(d)
  May 20, 1986        33-8791                     (4)(d)
  June 3, 1986        33-8791                     (4)(e)
  October 1, 1986     33-29827                    (4)(d)
  July 15, 1989       33-34663                    (4)(d)
  August 25, 1989     33-34663                    (4)(d)
  February 15, 1991   33-39713                    (4)(d)
  May 1, 1991         33-45751                    (4)(d)
  May 15, 1991        33-45751                    (4)(d)
  September 15, 1991  33-45751                    (4)(d)
  April 1, 1992       33-48931                    (4)(d)
  June 15, 1992       33-48931                    (4)(d)
  September 15, 1992  33-48931                    (4)(e)
  April 1, 1993       33-51139                    (4)(d)
  June 15, 1993       33-51139                    (4)(d)
  September 15, 1993  33-51139                    (4)(d)
  November 15, 1993   1-2578                      (4)(2)

       10-1    - Administration Agreement between the CAPCO Group
                 dated as of September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(2).)

Exhibit
Number
- -------
       10-2    - Amendment No. 1 dated January 4, 1974 to
                 Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3).)

       10-3    - Transmission Facilities Agreement between the
                 CAPCO Group dated as of September 14, 1967.
                 (Registration No. 2-43102, Exhibit 5(c)(3).)

       10-4    - Amendment No. 1 dated as of January 1, 1993 to
                 Transmission Facilities Agreement between the
                 CAPCO Group dated as of September 14, 1967. (1993 Form 10-K, Exhibit 10-4.)

       10-5    - Agreement for the Termination or Construction of
                 Certain Agreements effective September 1, 1980 among the CAPCO Group. (Registration No. 2-68906,
                 Exhibit 10-4.)

       10-6    - Amendment dated as of December 23, 1993 to
                 Agreement for the Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (1993 Form 10-K, Exhibit 10-6.)

       10-7    - CAPCO Basic Operating Agreement, as amended
                 September 1, 1980. (Registration No. 2-68906,
                 Exhibit 10-5.)

       10-8    - Amendment No. 1 dated August 1, 1981, and
                 Amendment No. 2 dated September 1, 1982 to CAPCO Basic Operating Agreement, as amended September 1, 1980. (September 30, 1981 Form 10-Q, Exhibit 20-1 and 1982 Form 10-K, Exhibit 19-3, respectively.)

       10-9    - Amendment No. 3 dated July 1, 1984 to CAPCO Basic
                 Operating Agreement, as amended September 1, 1980. (1985 Form 10-K, Exhibit 10-7.)

       10-10   - Basic Operating Agreement between the CAPCO
                 Companies as amended October 1, 1991. (1991 Form
                 10-K, Exhibit 10-8.)

       10-11   - Basic Operating Agreement between the CAPCO
                 Companies as amended January 1, 1993. (1993 Form
                 10-K, Exhibit 10-11.)

       10-12   - Memorandum of Agreement effective as of September
                 1, 1980 among the CAPCO Group. (1982 Form 10-K,
                 Exhibit 19-2.)

       10-13   - Operating Agreement for Beaver Valley Power
                 Station Units Nos. 1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO
                 Companies. (1987 Form 10-K, Exhibit 10-15.)

       10-14   - Construction Agreement with respect to Perry Plant
                 between the CAPCO Group dated as of July 22, 1974.

Exhibit
Number
- -------
                 (Registration No. 2-52251 of Toledo Edison
                 Company, Exhibit 5(yy).)

       10-15   - Participation Agreement No. 1 relating to the
                 financing of the development of certain coal mines, dated as of October 1, 1973, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration No. 2-61146,
                 Exhibit 5(e)(1).)

       10-16   - Amendment No. 1 dated as of September 15, 1978 to
                 Participation Agreement No. 1 dated as of October 1, 1973 among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as Owner Trustee, National City Bank as Loan Trustee and National City Bank as Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 5(e)(2).)

       10-17   - Participation Agreement No. 2 relating to the
                 financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration No. 2-53059, Exhibit 5(h)(2).)

       10-18   - Amendment No. 1 dated as of September 15, 1978 to
                 Participation Agreement No. 2 dated as of August 1, 1974 among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as Owner Trustee, National City Bank as Loan Trustee and National City Bank as Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 5(e)(4).)

       10-19   - Participation Agreement No. 3 dated as of
                 September 15, 1978 among Quarto Mining Company, the CAPCO Companies, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as Owner Trustee, and National City Bank as Loan Trustee

Exhibit
Number
- -------
                 and Bond Trustee. (Registration No. 2-68906 of
                 Pennsylvania Power Company, Exhibit 5(e)(5).)

       10-20   - Participation Agreement No. 4 dated as of
                 October 31, 1980 among Quarto Mining Company, the CAPCO Group, the Loan Participants listed in Schedule A thereto and National City Bank as Bond Trustee. (Registration No. 2- 68906 of Pennsylvania Power Company, Exhibit 10-16.)

       10-21   - Participation Agreement dated as of May 1, 1986,
                 among Quarto Mining Company, the CAPCO Companies, the Loan Participants thereto, and National City Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-22.)

       10-22   - Participation Agreement No. 6 dated as of
                 December 1, 1991 among Quarto Mining Company, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company, the Loan Participants listed in Schedule A thereto, National City Bank, as Mortgage Bond Trustee and National City Bank, as Refunding Bond Trustee. (1991 Form 10-K, Exhibit 10-19.)

       10-23   - Agreement entered into as of October 20, 1981
                 among the CAPCO Companies regarding the use of Quarto coal at Mansfield Units 1, 2 and 3. (1981
                 Form 10-K, Exhibit 20-1.)

       10-24   - Restated Option Agreement dated as of May 1, 1983
                 by and between the North American Coal Corporation and the CAPCO Companies. (1983 Form 10-K, Exhibit 19-1.)

       10-25   - Trust Indenture and Mortgage dated as of
                 October 1, 1973 between Quarto Mining Company and National City Bank, as Bond Trustee, together with Guaranty dated as of October 1, 1973 with respect thereto by the CAPCO Group. (Registration No. 2-61146, Exhibit 5(e)(5).)

       10-26   - Amendment No. 1 dated August 1, 1974 to Trust
                 Indenture and Mortgage dated as of October 1, 1973 between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No.1 dated August 1, 1974 to Guaranty dated as of October 1, 1973 with respect thereto by the CAPCO Group. (Registration No. 2-53059, Exhibit 5(h)(2).)

       10-27   - Amendment No. 2 dated as of September 15, 1978 to
                 the Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 2 dated as of September 15, 1978 to Guaranty dated as of

Exhibit
Number
- -------
                 October 1, 1973 with respect to the CAPCO Group.
                 (Registration No. 2-68906 of Pennsylvania Power
                 Company, Exhibits 5(e)(11) and 5(e)(12).)

       10-28   - Amendment No. 3 dated as of October 31, 1980, to
                 Trust Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining Company and National City Bank as Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 10-16.)

       10-29   - Amendment No. 4 dated as of July 1, 1985 to the
                 Trust Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining Company and National City Bank as Bond Trustee.
                 (1985 Form 10-K, Exhibit 10-28.)

       10-30   - Amendment No. 5 dated as of May 1, 1986, to the
                 Trust Indenture and Mortgage between Quarto and
                 National City Bank as Bond Trustee. (1986 Form
                 10-K, Exhibit 10-30.)

       10-31   - Amendment No. 6 dated as of December 1, 1991, to
                 the Trust Indenture and Mortgage dated as of October 1, 1973, between Quarto Mining Company and National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-28.)

       10-32   - Trust Indenture dated as of December 1, 1991,
                 between Quarto Mining Company and National City
                 Bank, as Bond Trustee. (1991 Form 10-K, Exhibit
                 10-29.)

       10-33   - Amendment No. 3 dated as of October 31, 1980 to
                 the Bond Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group.
                 (Registration No. 2- 68906 of Pennsylvania Power
                 Company, Exhibit 10-16.)

       10-34   - Amendment No. 4 dated as of July 1, 1985 to the
                 Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond Trustee. (1985 Form 10-K, Exhibit 10-30.)

       10-35   - Amendment No. 5 dated as of May 1, 1986, to the
                 Bond Guaranty by the CAPCO Companies to National
                 City Bank as Bond Trustee. (1986 Form 10-K,
                 Exhibit 10-33.)

       10-36   - Amendment No. 6A dated as of December 1, 1991, to
                 the Bond Guaranty dated as of October 1, 1973, by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-33.)

Exhibit
Number
- -------
       10-37   - Amendment No. 6B dated as of December 30, 1991, to
                 the Bond Guaranty dated as of October 1, 1973 by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34.)

       10-38   - Bond Guaranty dated as of December 1, 1991, by The
                 Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35.)

       10-39   - Open end Mortgage dated as of October 1, 1973
                 between Quarto Mining Company and the CAPCO
                 Companies and Amendment No. 1 thereto, dated as of September 15, 1978. (Registration No. 2-68906 of
                 Pennsylvania Power Company, Exhibit 10-23.)

       10-40   - Repayment and Security Agreement and Assignment of
                 Lease dated as of October 1, 1973 between Quarto Mining Company and Ohio Edison Company as Agent for the CAPCO Companies and Amendment No. 1 thereto, dated as of September 15, 1978. (1980 Form 10-K, Exhibit 20-2.)

       10-41   - Restructuring Agreement dated as of April 1, 1985
                 among Quarto Mining Company, the Company and the other CAPCO Companies, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants signatories thereto, Central National Bank of Cleveland, as Owner Trustee and National City Bank as Loan Trustee and Bond Trustee. (1985 Form 10-K, Exhibit 10-33.)

       10-42   - Unsecured Note Guaranty dated as of July 1, 1985
                 by the CAPCO Companies to General Electric Credit Corporation. (1985 Form 10-K, Exhibit 10-34.)

       10-43   - Memorandum of Understanding dated March 31, 1985
                 among the CAPCO Companies. (1985 Form 10-K,
                 Exhibit 10-35.)

(C)    10-44   - Ohio Edison Company Executive Incentive
                 Compensation Plan. (1984 Form 10-K, Exhibit 19-2.)

(C)    10-45   - Ohio Edison Company Executive Incentive
                 Compensation Plan as amended February 16, 1987.
                 (1986 Form 10-K, Exhibit 10-40.)

(C)    10-46   - Restated and Amended Executive Deferred
                 Compensation Plan. (1989 Form 10-K, Exhibit
                 10-36.)

(C)    10-47   - Restated and Amended Supplemental Executive
                 Retirement Plan. (1989 Form 10-K, Exhibit 10-37).

Exhibit
Number
- -------
(D)    10-48   - Participation Agreement dated as of March 16, 1987
                 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-1.)

(D)    10-49   - Amendment No. 1 dated as of September 1, 1987 to
                 Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company (now The Bank of New York), as Indenture Trustee, and Ohio Edison Company, as Lessee. (1991 Form 10-K,
                 Exhibit 10-46.)

(D)    10-50   - Amendment No. 3 dated as of May 16, 1988 to
                 Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-47.)

(D)    10-51   - Amendment No. 4 dated as of November 1, 1991 to
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

(D)    10-52   - Amendment No. 5 dated as of November 24, 1992 to
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

(D)    10-53   - Amendment No. 6 dated as of January 12, 1993 to
                 Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation,

Exhibit
Number
- -------
                 as New Funding Corporation, The First National
                 Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison
                 Company, as Lessee. (1992 Form 10-K, Exhibit 10-
                 50.)

(A)(D) 10-54   - Amendment No. 7 dated as of October 12, 1994 to
                 Participation Agreement dated as of March 16, 1987 as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee.

(D)    10-55   - Facility Lease dated as of March 16, 1987 between
                 The First National Bank of Boston, as Owner
                 Trustee, with Perry One Alpha Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1986
                 Form 10-K, Exhibit 28-2.)

(D)    10-56   - Amendment No. 1 dated as of September 1, 1987 to
                 Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-49.)

(D)    10-57   - Amendment No. 2 dated as of November 1, 1991, to
                 Facility Lease dated as of March 16, 1987, between The First National Bank of Boston, as Owner
                 Trustee, Lessor and Ohio Edison Company, Lessee.
                 (1991 Form 10-K, Exhibit 10-50.)

(D)    10-58   - Amendment No. 3 dated as of November 24, 1992 to
                 Facility Lease dated as of March 16, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K,
                 Exhibit 10-54.)

(A)(D) 10-59   - Amendment No. 4 dated as of January 12, 1993 to
                 Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee.

(A)(D) 10-60   - Amendment No. 5 dated as of October 12, 1994 to
                 Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee.

(D)    10-61   - Letter Agreement dated as of March 19, 1987
                 between Ohio Edison Company, Lessee, and The First

Exhibit
Number
- -------
                 National Bank of Boston, as Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K,
                 Exhibit 28-3.)

(D)    10-62   - Ground Lease dated as of March 16, 1987 between
                 Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with the Owner Participant, Tenant. (1986 Form 10-K,
                 Exhibit 28-4.)

(D)    10-63   - Trust Agreement dated as of March 16, 1987 between
                 Perry One Alpha Limited Partnership, as Owner
                 Participant, and The First National Bank of
                 Boston. (1986 Form 10-K, Exhibit 28-5.)

(D)    10-64   - Trust Indenture, Mortgage, Security Agreement and
                 Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-6.)

(D)    10-65   - Supplemental Indenture No. 1 dated as of
                 September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee and Irving Trust Company (now The Bank of New York), as Indenture Trustee. (1991 Form 10-K, Exhibit 10-55.)

(D)    10-66   - Supplemental Indenture No. 2 dated as of
                 November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-56.)

(D)    10-67   - Tax Indemnification Agreement dated as of
                 March 16, 1987 between Perry One, Inc. and PARock Limited Partnership as General Partners and Ohio
                 Edison Company, as Lessee. (1986 Form 10-K,
                 Exhibit 28-7.)

(D)    10-68   - Amendment No. 1 dated as of November 1, 1991 to
                 Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-58.)

(A)(D) 10-69   - Amendment No. 2 dated as of January 12, 1993 to
                 Tax Indemnification Agreement dated as of

Exhibit
Number
- -------
                 March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company.

(A)(D) 10-70   - Amendment No. 3 dated as of October 12, 1994 to
                 Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company.

(D)    10-71   - Partial Mortgage Release dated as of March 19,
                 1987 under the Indenture between Ohio Edison
                 Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August, 1930. (1986 Form 10-K, Exhibit 28-8.)

(D)    10-72   - Assignment, Assumption and Further Agreement dated
                 as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-9.)

(D)    10-73   - Additional Support Agreement dated as of March 16,
                 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-10.)

(D)    10-74   - Bill of Sale, Instrument of Transfer and Severance
                 Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership. (1986 Form 10-K,
                 Exhibit 28- 11.)

(D)    10-75   - Easement dated as of March 16, 1987 from Ohio
                 Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Grantee. (1986 Form 10-K, File Exhibit 28-12.)

       10-76   - Participation Agreement dated as of March 16, 1987
                 among Security Pacific Capital Leasing
                 Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, as
                 Exhibit 28-13.)

Exhibit
Number
- -------
       10-77   - Amendment No. 1 dated as of September 1, 1987 to
                 Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, The Original Loan Participants Listed in Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K,
                 Exhibit 10-65.)

       10-78   - Amendment No. 4 dated as of November 1, 1991, to
                 Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-66.)

       10-79   - Amendment No. 5 dated as of November 24, 1992 to
                 Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-71.)

(A)    10-80   - Amendment No. 6 dated as of January 12, 1993 to
                 Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee.

(A)    10-81   - Amendment No. 7 dated as of October 12, 1994 to
                 Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee.

       10-82   - Facility Lease dated as of March 16, 1987 between
                 The First National Bank of Boston, as Owner
                 Trustee, with Security Pacific Capital Leasing

Exhibit
Number
- -------
                 Corporation, Lessor, and Ohio Edison Company, as
                 Lessee. (1986 Form 10-K, Exhibit 28-14.)

       10-83   - Amendment No. 1 dated as of September 1, 1987 to
                 Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner
                 Trustee, Lessor and Ohio Edison Company, Lessee.
                 (1991 Form 10-K, Exhibit 10-68.)

       10-84   - Amendment No. 2 dated as of November 1, 1991 to
                 Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner
                 Trustee, Lessor and Ohio Edison Company, Lessee.
                 (1991 Form 10-K, Exhibit 10-69.)

       10-85   - Amendment No. 3 dated as of November 24, 1992 to
                 Facility Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-75.)

       10-86   - Amendment No. 4 dated as of January 12, 1993 to
                 Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-76.)

(A)    10-87   - Amendment No. 5 dated as of October 12, 1994 to
                 Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee.

       10-88   - Letter Agreement dated as of March 19, 1987
                 between Ohio Edison Company, as Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-15.)

       10-89   - Ground Lease dated as of March 16, 1987 between
                 Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Tenant. (1986 Form 10-K, Exhibit 28-16.)

       10-90   - Trust Agreement dated as of March 16, 1987 between
                 Security Pacific Capital Leasing Corporation, as
                 Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-17.)

Exhibit
Number
- -------
       10-91   - Trust Indenture, Mortgage, Security Agreement and
                 Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-18.)

       10-92   - Supplemental Indenture No. 1 dated as of
                 September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and Irving Trust Company (now The Bank of New York), as Indenture Trustee. (1991 Form 10-K, Exhibit 10-74.)

       10-93   - Supplemental Indenture No. 2 dated as of
                 November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-75.)

       10-94   - Tax Indemnification Agreement dated as of
                 March 16, 1987 between Security Pacific Capital
                 Leasing Corporation, as Owner Participant, and
                 Ohio Edison Company, as Lessee. (1986 Form 10-K,
                 Exhibit 28-19.)

       10-95   - Amendment No. 1 dated as of November 1, 1991 to
                 Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital
                 Leasing Corporation and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-77.)

(A)    10-96   - Amendment No. 2 dated as of January 12, 1993 to
                 Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company.

(A)    10-97   - Amendment No. 3 dated as of October 12, 1994 to
                 Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company.

       10-98   - Assignment, Assumption and Further Agreement dated
                 as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-20.)

Exhibit
Number
- -------
       10-99   - Additional Support Agreement dated as of March 16,
                 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-21.)

       10-100  - Bill of Sale, Instrument of Transfer and Severance
                 Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Buyer. (1986 Form 10-K, Exhibit 28-22.)

       10-101  - Easement dated as of March 16, 1987 from Ohio
                 Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

       10-102 - Refinancing Agreement dated as of November 1, 1991 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-82.)

       10-103 - Refinancing Agreement dated as of November 1, 1991 among Security Pacific Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-83.)

       10-104  - Ohio Edison Company Master Decommissioning Trust
                 Agreement for Perry Nuclear Power Plant Unit One, Perry Nuclear Power Plant Unit Two, Beaver Valley Power Station Unit One and Beaver Valley Power Station Unit Two dated July 1, 1993. (1993
                 Form 10-K, Exhibit 10-94.)

       10-105 - Nuclear Fuel Lease dated as of March 31, 1989, between OES Fuel, Incorporated, as Lessor, and
                 Ohio Edison Company, as Lessee. (1989 Form 10-K,
                 Exhibit 10-62.)

Exhibit
Number
- -------
(A)    10-106  - Receivables Purchase Agreement dated as
                 November 28, 1989, as amended and restated as of April 23, 1993, between OES Capital, Incorporated, Corporate Asset Funding Company, Inc. and Citicorp North America, Inc.

       10-107  - Guarantee Agreement entered into by Ohio Edison
                 Company dated as of January 17, 1991. (1990 Form
                 10-K, Exhibit 10-64).

       10-108  - Transfer and Assignment Agreement among Ohio
                 Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1990 Form 10-K,
                 Exhibit 10-65).

       10-109  - Renunciation of Payments and Assignment among Ohio
                 Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K,
                 Exhibit 10-66).

(A)    10-110  - Transfer and Assignment Agreement dated May 20,
                 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust.

(A)    10-111  - Renunciation of Payments and Assignment among Ohio
                 Edison Company, Monongahela Power Company, West
                 Penn Power Company, and the Potomac Edison Company dated as of May 20, 1994.

(A)    10-112  - Transfer and Assignment Agreement dated
                 October 12, 1994 among Ohio Edison Company and
                 Chemical Bank, as trustee under the OE Power
                 Contract Trust.

(A)    10-113  - Renunciation of Payments and Assignment among Ohio
                 Edison Company, Monongahela Power Company, West
                 Penn Power Company, and the Potomac Edison Company dated as of October 12, 1994.

(E)    10-114  - Participation Agreement dated as of September 15,
                 1987, among Beaver Valley Two Pi Limited
                 Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                 Exhibit 28-1.)

(E)    10-115  - Amendment No. 1 dated as of February 1, 1988, to
                 Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First

Exhibit
Number
- -------
                 National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio
                 Edison Company, as Lessee. (1987 Form 10-K,
                 Exhibit 28-2.)

(E)    10-116  - Amendment No. 3 dated as of March 16, 1988 to
                 Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-99.)

(E)    10-117  - Amendment No. 4 dated as of November 5, 1992 to
                 Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

(A)(E) 10-118  - Amendment No. 5 dated as of September 30, 1994 to
                 Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee.

(E)    10-119  - Facility Lease dated as of September 15, 1987,
                 between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-3.)

(E)    10-120  - Amendment No. 1 dated as of February 1, 1988, to
                 Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-4.)

(E)    10-121  - Amendment No. 2 dated as of November 5, 1992 to
                 Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K,
                 Exhibit 10-103.)

(A)(E) 10-122  - Amendment No. 3 dated as of September 30, 1994 to
                 Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of

Exhibit
Number
- -------
                 Boston, as Owner Trustee, with Beaver Valley Two
                 Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee.

(E)    10-123  - Ground Lease and Easement Agreement dated as of
                 September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, Tenant. (1987 Form 10-K, Exhibit 28- 5.)

(E)    10-124  - Trust Agreement dated as of September 15, 1987,
                 between Beaver Valley Two Pi Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-6.)

(E)    10-125  - Trust Indenture, Mortgage, Security Agreement and
                 Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-7.)

(E)    10-126  - Supplemental Indenture No. 1 dated as of
                 February 1, 1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two Pi Limited Partnership and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-8.)

(E)    10-127  - Tax Indemnification Agreement dated as of
                 September 15, 1987, between Beaver Valley Two Pi
                 Inc. and PARock Limited Partnership as General
                 Partners and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-9.)

(A)(E) 10-128  - Amendment No. 1 dated as of November 5, 1992 to
                 Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee.

(A)(E) 10-129  - Amendment No. 2 dated as of September 30, 1994 to
                 Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee.

(E)    10-130  - Tax Indemnification Agreement dated as of
                 September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as
                 Lessee. (1987 Form 10-K, Exhibit 28-10.)

Exhibit
Number
- -------
(A)(E) 10-131  - Amendment No. 1 dated as of November 5, 1992 to
                 Tax Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as
                 Lessee.

(A)(E) 10-132  - Amendment No. 2 dated as of September 30, 1994 to
                 Tax Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as
                 Lessee.

(E)    10-133  - Assignment, Assumption and Further Agreement dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-11.)

(E)    10-134  - Additional Support Agreement dated as of
                 September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-12.)

(F)    10-135  - Participation Agreement dated as of September 15,
                 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-13.)

(F)    10-136  - Amendment No. 1 dated as of February 1, 1988, to
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

(F)    10-137  - Amendment No. 3 dated as of March 16, 1988 to
                 Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

Exhibit
Number
- -------
(F)    10-138  - Amendment No. 4 dated as of November 5, 1992 to
                 Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K,
                 Exhibit 10-115.)

(A)(F) 10-139  - Amendment No. 5 dated as of January 12, 1993 to
                 Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee.

(A)(F) 10-140  - Amendment No. 6 dated as of September 30, 1994 to
                 Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee.

(F)    10-141  - Facility Lease dated as of September 15, 1987,
                 between The First National Bank of Boston, as
                 Owner Trustee, with Chrysler Consortium
                 Corporation, Lessor, and Ohio Edison Company, as
                 Lessee. (1987 Form 10-K, Exhibit 28-15.)

(F)    10-142  - Amendment No. 1 dated as of February 1, 1988, to
                 Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-16.)

(F)    10-143  - Amendment No. 2 dated as of November 5, 1992 to
                 Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 118.)

(F)    10-144  - Amendment No. 3 dated as of January 12, 1993 to
                 Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-119.)

(A)(F) 10-145  - Amendment No. 4 dated as of September 30, 1994 to
                 Facility Lease dated as of September 15, 1987, as

Exhibit
Number
- -------
                 amended, between The First National Bank of
                 Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee.

(F)    10-146  - Ground Lease and Easement Agreement dated as of
                 September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, Tenant. (1987 Form 10-K,
                 Exhibit 28-17.)

(F)    10-147  - Trust Agreement dated as of September 15, 1987,
                 between Chrysler Consortium Corporation, as Owner Participant, and The First National Bank of
                 Boston. (1987 Form 10-K, Exhibit 28-18.)

(F)    10-148  - Trust Indenture, Mortgage, Security Agreement and
                 Assignment of Facility Lease dated as of September 15, 1987, between the First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K,
                 Exhibit 28-19.)

(F)    10-149  - Supplemental Indenture No. 1 dated as of
                 February 1, 1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-20.)

(F)    10-150  - Tax Indemnification Agreement dated as of
                 September 15, 1987, between Chrysler Consortium
                 Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-
                 21.)

(A)(F) 10-151  - Amendment No. 1 dated as of November 5, 1992 to
                 Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium
                 Corporation, as Owner Participant, and Ohio Edison Company, as Lessee.

(A)(F) 10-152  - Amendment No. 2 dated as of January 12, 1993 to
                 Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium
                 Corporation, as Owner Participant, and Ohio Edison Company, as Lessee.

(A)(F) 10-153  - Amendment No. 3 dated as of September 30, 1994 to
                 Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium

Exhibit
Number
- -------
                 Corporation, as Owner Participant, and Ohio Edison Company, as Lessee.

(F)    10-154  - Assignment, Assumption and Further Agreement dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-22.)

(F)    10-155  - Additional Support Agreement dated as of
                 September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-23.)

       10-156 - Operating Agreement dated March 10, 1987 with respect to Perry Unit No. 1 between the CAPCO
                 Companies. (1987 Form 10-K, Exhibit 28-24.)

       10-157  - Operating Agreement for Bruce Mansfield Units Nos.
                 1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO
                 Companies. (1987 Form 10-K, Exhibit 28-25.)

       10-158 - Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971 by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-26.)

       10-159  - OE-APS Power Interchange Agreement dated March 18,
                 1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The
                 Potomac Edison Company. (1987 Form 10-K, Exhibit
                 28-27.)

       10-160  - OE-PEPCO Power Supply Agreement dated March 18,
                 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28.)

       10-161 - Supplement No. 1 dated as of April 28, 1987, to the OE-PEPCO Power Supply Agreement dated
                 March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company, and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29.)

       10-162  - APS-PEPCO Power Resale Agreement dated March 18,
                 1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-30.)

Exhibit
Number
- -------
       11      - Calculation of fully diluted earnings per common
                 share.

       12      - Consolidated fixed charge ratios.

(A)    13      - 1994 Annual Report to Stockholders. (Only those
                 portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

       21      - List of Subsidiaries of the Registrant at
                 December 31, 1994.

       23      - Consent of Independent Public Accountants.

       27      - Financial Data Schedule.

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

    (b) Reports on Form 8-K

       None.









                               - 41 -
              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Ohio Edison Company:


       We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Ohio Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 3, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                                                ARTHUR ANDERSEN LLP


Cleveland, Ohio
February 3, 1995































                               - 42 -

                                                                                              SCHEDULE II

                                           OHIO EDISON COMPANY
                                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                           Additions
                                                    Charged         Charged
                                                   (Credited)      (Credited)
                                 Beginning           to            to Other                       Ending
         Description              Balance           Income          Accounts       Deductions     Balance
- ---------------------------      ---------         ----------      ----------      ----------     -------
                                                               (In Thousands)
Year Ended December 31, 1994:

Accumulated provision for
 uncollectible accounts            $6,907            $    (32)         $1,998 (a)    $   6,356 (b)  $2,517
                                   ======            ========          ======        =========      ======




Year Ended December 31, 1993:

Accumulated provision for
 uncollectible accounts            $6,432            $  8,002          $1,751 (a)    $  9,278 (b)   $6,907
                                   ======            ========          ======        ========       ======


Year Ended December 31, 1992:

Accumulated provision for
 uncollectible accounts            $5,312            $ 20,034          $1,875 (a)    $ 20,789 (b)    $6,432
                                   ======            ========          ======        ========        ======


- -----------------
(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.












                                                                 - 43 -

                          SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      OHIO EDISON COMPANY


                     BY /s/W. R. Holland
                        ----------------------------------------
                           W. R. Holland
                           President and Chief Executive Officer

Date: March 21, 1995

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/W. R. Holland                       /s/H. P. Burg
- ---------------------------------      --------------------------
   W. R. Holland                          H. P. Burg
   President and Chief                    Senior Vice President
   Executive Officer and Director         and Director
   (Principal Executive Officer)          (Principal Financial
                                          Officer and Principal
                                          Accounting Officer)

/s/Donald C.Blasius                    /s/Glenn H. Meadows
- ---------------------------------      --------------------------
   Donald C. Blasius                      Glenn H. Meadows
   Director                               Director


/s/Robert H.Carlson                    /s/Paul J. Powers
- ---------------------------------      --------------------------
   Robert H. Carlson                      Paul J. Powers
   Director                               Director


/s/Robert M. Carter                    /s/Charles W. Rainger
- ---------------------------------      --------------------------
   Robert M. Carter                       Charles W. Rainger
   Director                               Director


/s/Carol A.Cartwright                  /s/George M. Smart
- --------------------------------       --------------------------
   Carol A. Cartwright                    George M. Smart
   Director                               Director


/s/R. L.Loughhead                      /s/Jesse T. Williams, Sr.
- --------------------------------       --------------------------
   R. L. Loughhead                        Jesse T. Williams, Sr.
   Director                               Director

Date: March 21, 1995
                               - 44 -