Form 10-K/A
period 1994-12-31
OHIO EDISON CO
filed 1995-03-22
CIK 73960

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K/A
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [FEE REQUIRED]
For the fiscal year ended December 31, 1994

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










































ITEM 14. Exhibits

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

       10-9   - Amendment No. 3 dated July 1, 1984 to CAPCO Basic
                Operating Agreement, as amended September 1, 1980. (1985 Form 10-K, Exhibit 10-7.)

       10-10  - Basic Operating Agreement between the CAPCO
                Companies as amended October 1, 1991. (1991 Form
                10-K, Exhibit 10-8.)


                               -1-
Exhibit
Number
- -------
       10-11  - Basic Operating Agreement between the CAPCO
                Companies as amended January 1, 1993. (1993 Form
                10-K, Exhibit 10-11.)

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


                               -2-

Exhibit
Number
- -------
                Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland as Owner Trustee, National City Bank as Loan Trustee and National City Bank as Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 5(e)(4).)

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


                               -3-

Exhibit
Number
- -------
       10-26  - Amendment No. 1 dated August 1, 1974 to Trust
                Indenture and Mortgage dated as of October 1, 1973 between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No.1 dated August 1, 1974 to Guaranty dated as of October 1, 1973 with respect thereto by the CAPCO Group. (Registration No. 2-53059, Exhibit 5(h)(2).)

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

       10-28  - Amendment No. 3 dated as of October 31, 1980, to
                Trust Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining
                Company and National City Bank as Bond
                Trustee.(Registration No. 2-68906 of Pennsylvania
                Power Company, Exhibit 10-16.)

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

       10-34  - Amendment No. 4 dated as of July 1, 1985 to the
                Bond Guaranty dated as of October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond Trustee. (1985 Form 10-K, Exhibit 10-30.)
                               -4-

Exhibit
Number
- -------
       10-35  - Amendment No. 5 dated as of May 1, 1986, to the
                Bond Guaranty by the CAPCO Companies to National
                City Bank as Bond Trustee. (1986 Form 10-K,
                Exhibit 10-33.)

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

       10-38  - Bond Guaranty dated as of December 1, 1991, by The
                Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, PennsylvaniaPower Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35.)

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

Exhibit
Number
- -------
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

Exhibit
Number
- -------
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
                Facility Lease dated as of March 16, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K,
                Exhibit 10-54.)

Exhibit
Number
- -------
(A)(D) 10-59  - Amendment No. 4 dated as of January 12, 1993 to
                Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee.

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

Exhibit
Number
- -------
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

(A)(D) 10-69  - Amendment No. 2 dated as of January 12, 1993 to
                Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock
                Limited Partnership and Ohio Edison Company.

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
                Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Grantee. (1986 Form 10-K, File Exhibit 28-12.)
                               -9-

Exhibit
Number
- -------
       10-76 - Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, as
                Exhibit 28-13.)

       10-77  - Amendment No. 1 dated as of September 1, 1987 to
                Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, The Original Loan Participants Listed in Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K,
                Exhibit 10-65.)

       10-78  - Amendment No. 4 dated as of November 1, 1991, to
                Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-66.)

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
                Participation Agreement dated as of March 16, 1987


                              -10-

Exhibit
Number
- -------
                as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee.

       10-82  - Facility Lease dated as of March 16, 1987 between
                The First National Bank of Boston, as Owner
                Trustee, with Security Pacific Capital
                LeasingCorporation, Lessor, and Ohio Edison
                Company, as Lessee. (1986 Form 10-K, Exhibit 28-
                14.)

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


                              -11-

Exhibit
Number
- -------
       10-89  - Ground Lease dated as of March 16, 1987 between
                Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Tenant. (1986 Form 10-K, Exhibit 28-16.)

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
                Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company.
                              -12-

Exhibit
Number
- -------
       10-98 - Assignment, Assumption and Further Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-20.)

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

Exhibit
Number
- -------
       10-104 - Ohio Edison Company Master Decommissioning Trust
                Agreement for Perry Nuclear Power Plant Unit One, Perry Nuclear Power Plant Unit Two, Beaver Valley Power Station Unit One and Beaver Valley Power Station Unit Two dated July 1, 1993. (1993
                Form 10-K, Exhibit 10-94.)

       10-105 - Nuclear Fuel Lease dated as of March 31, 1989, between OES Fuel, Incorporated, as Lessor, and
                Ohio Edison Company, as Lessee. (1989 Form 10-K,
                Exhibit 10-62.)

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

Exhibit
Number
- -------
                Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                Exhibit 28-1.)

(E)    10-115 - Amendment No. 1 dated as of February 1, 1988, to
                Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                Exhibit 28-2.)

(E)    10-116 - Amendment No. 3 dated as of March 16, 1988 to
                Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-99.)

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

Exhibit
Number
- -------
(E)    10-121 - Amendment No. 2 dated as of November 5, 1992 to
                Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K,
                Exhibit 10-103.)

(A)(E) 10-122 - Amendment No. 3 dated as of September 30, 1994 to
                Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee.

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

Exhibit
Number
- -------
(A)(E) 10-129 - Amendment No. 2 dated as of September 30, 1994 to
                Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee.

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

(F)    10-136 - Amendment No. 1 dated as of February 1, 1988, to
                Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in Schedule I Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as

Exhibit
Number
- -------
                Owner Trustee, Irving Trust Company, as Indenture
                Trustee, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-14.)

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

Exhibit
Number
- -------
                Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant and Ohio Edison
                Company, as Lessee. (1992 Form 10-K, Exhibit 118.)

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

Exhibit
Number
- -------
(A)(F) 10-151 - Amendment No. 1 dated as of November 5, 1992 to
                Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium
                Corporation, as Owner Participant, and Ohio Edison Company, as Lessee.

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

       10-160 - OE-PEPCO Power Supply Agreement dated March 18,
                1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28.)
                              -20-

Exhibit
Number
- -------
       10-161 - Supplement No. 1 dated as of April 28, 1987, to the OE-PEPCO Power Supply Agreement dated
                March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company, and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29.)

       10-162 - APS-PEPCO Power Resale Agreement dated March 18,
                1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-30.)
















































                              -21-

                          SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                      OHIO EDISON COMPANY


                     BY /s/Harvey L. Wagner
                        ----------------------------------------
                           Harvey L. Wagner
                           Comptroller

Date: March 22, 1995














































                              -22-