Form 10-Q
period 1995-03-31
OHIO EDISON CO
filed 1995-05-04
CIK 73960

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

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

     152,569,437 shares of common stock, $9 par value, outstanding as of May 4, 1995.

                              OHIO EDISON COMPANY


                               TABLE OF CONTENTS

                                                              Pages
                                                              -----

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


Part II. Other Information






























PART I.  FINANCIAL INFORMATION
- ------------------------------

                               OHIO EDISON COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                                                                            Three Months Ended
                                                                                 March 31,
                                                                        --------------------------
                                                                           1995           1994
                                                                        ----------      ---------
                                                                (In thousands, except per share amounts)
OPERATING REVENUES                                                       $587,734        $601,248
                                                                         --------        --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                                110,041         124,559
  Nuclear operating costs                                                  73,886          81,141
  Other operating costs                                                   106,843         107,230
                                                                         --------        --------
      Total operation and maintenance expenses                            290,770         312,930
  Provision for depreciation                                               56,866          54,025
  Amortization of net regulatory assets                                     3,289          (1,807)
  General taxes                                                            59,557          61,179
  Income taxes                                                             43,439          42,523
                                                                         --------        --------
      Total operating expenses and taxes                                  453,921         468,850
                                                                         --------        --------
OPERATING INCOME                                                          133,813         132,398

OTHER INCOME                                                                2,997           2,255
                                                                         --------        --------
TOTAL INCOME                                                              136,810         134,653
                                                                         --------        --------
NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                               61,931          64,771
  Deferred nuclear unit interest                                           (2,125)         (2,130)
  Allowance for borrowed funds used during construction and
    capitalized interest                                                   (1,314)         (1,190)
  Other interest expense                                                    5,562           3,916
  Subsidiary's preferred stock dividend requirements                        1,160           1,356
                                                                         --------        --------
    Net interest and other charges                                         65,214          66,723
                                                                         --------        --------
NET INCOME                                                                 71,596          67,930

PREFERRED STOCK DIVIDEND REQUIREMENTS                                       5,359           5,601
                                                                         --------        --------

EARNINGS ON COMMON STOCK                                                 $ 66,237        $ 62,329
                                                                         ========        ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                      143,521         143,032
                                                                         ========        ========
EARNINGS PER SHARE OF COMMON STOCK                                         $  .46           $ .44
                                                                           ======           =====
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                $.375           $.375
                                                                            =====           =====

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                              -1-








































                           OHIO EDISON COMPANY

                       CONSOLIDATED BALANCE SHEETS
                                (Unaudited)
                                                              March 31,      December 31,
                                                                1995             1994
                                                             -----------     ------------
                                                                    (In thousands)
                    ASSETS
UTILITY PLANT:
  In service, at original cost                                $8,512,391      $8,518,050
  Less--Accumulated provision for depreciation                 2,928,642       2,910,587
                                                              ----------      ----------
                                                               5,583,749       5,607,463
                                                              ----------      ----------
  Construction work in progress-
    Electric plant                                               194,751         174,970
    Nuclear fuel                                                  36,395          52,470
                                                              ----------      ----------
                                                                 231,146         227,440
                                                              ----------      ----------
                                                               5,814,895       5,834,903
                                                              ----------      ----------
OTHER PROPERTY AND INVESTMENTS:
  Letter of credit collateralization                             277,763         277,763
  Other                                                          205,730         197,546
                                                              ----------      ----------
                                                                 483,493         475,309
                                                              ----------      ----------
CURRENT ASSETS:
  Cash and cash equivalents                                       24,023          23,291
  Receivables-
    Customers (less accumulated provisions of $2,590,000
      and $2,517,000, respectively, for uncollectible
      accounts)                                                  240,385         254,515
    Other                                                         42,339          54,713
  Materials and supplies, at average cost-
    Fuel                                                          41,690          40,528
    Other                                                         80,141          81,809
  Prepayments                                                     84,039          71,836
                                                              ----------      ----------
                                                                 512,617         526,692
                                                              ----------      ----------
DEFERRED CHARGES:
  Regulatory assets                                            2,001,157       2,005,333
  Unamortized sale and leaseback costs                           105,651         106,883
  Other                                                           45,701          44,844
                                                              ----------      ----------
                                                               2,152,509       2,157,060
                                                              ----------      ----------
                                                              $8,963,514      $8,993,964
                                                              ==========      ==========
                                                             -2-




















































                                     OHIO EDISON COMPANY

                                 CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)
                                                               March 31,          December 31,
                                                                 1995                 1994
                                                              -----------         ------------
                                                                     (In thousands)
        CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value, authorized 175,000,000
      shares-152,569,437 shares outstanding                   $1,373,125           $1,373,125
    Other paid-in capital                                        724,965              724,848
    Retained earnings                                            402,021              389,600
    Unallocated employee stock ownership plan common
      stock-8,998,305 and 9,076,489 shares, respectively        (168,939)            (170,376)
                                                              ----------           ----------
        Total common stockholders' equity                      2,331,172            2,317,197
  Preferred stock-
    Not subject to mandatory redemption                          277,335              277,335
    Subject to mandatory redemption                               25,000               25,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                           50,905               50,905
    Subject to mandatory redemption                               15,000               15,000
  Long-term debt                                               3,064,197            3,166,593
                                                              ----------           ----------
                                                               5,763,609            5,852,030
                                                              ----------           ----------
CURRENT LIABILITIES:
  Currently payable long-term debt                               261,463              227,496
  Short-term borrowings                                          158,861              174,642
  Accounts payable                                               100,047              100,884
  Accrued taxes                                                  145,303              140,629
  Accrued interest                                                61,198               65,743
  Other                                                          178,326              152,856
                                                              ----------           ----------
                                                                 905,198              862,250
                                                              ----------           ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                            1,799,932            1,799,324
  Accumulated deferred investment tax credits                    221,821              223,827
  Property taxes                                                 107,678              106,458
  Other                                                          165,276              150,075
                                                              ----------           ----------
                                                               2,294,707            2,279,684
                                                              ----------           ----------
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)            ----------           ----------

                                                              $8,963,514           $8,993,964
                                                              ==========           ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                              -3-














































                                                      OHIO EDISON COMPANY

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                        Three Months Ended
                                                                              March 31,
                                                                      -----------------------
                                                                        1995           1994
                                                                      --------       --------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $ 71,596       $ 67,930
  Adjustments to reconcile net income to net cash from
    operating activities-
      Provision for depreciation                                        56,866         54,025
      Nuclear fuel and lease amortization                               14,260         20,327
      Deferred income taxes, net                                         5,803          9,038
      Investment tax credits, net                                       (2,006)        (2,009)
      Allowance for equity funds used during construction                 (666)        (1,506)
      Deferred fuel costs, net                                           4,496          2,207
      Other amortization, net                                            3,757           (106)
                                                                      --------       --------
          Internal cash before dividends                               154,106        149,906
      Receivables                                                       26,504         19,191
      Materials and supplies                                               506          9,111
      Accounts payable                                                   4,649         (3,898)
      Other                                                             18,339         47,620
                                                                      --------       --------
          Net cash provided from operating activities                  204,104        221,930
                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                      74,577         40,086
  Redemptions and Repayments-
    Long-term debt                                                     143,037         96,435
    Preferred stock                                                       -            50,362
    Short-term borrowings, net                                          15,781          1,975
  Dividend Payments-
    Common stock                                                        54,805         52,412
    Preferred stock                                                      5,401          5,814
                                                                      --------       --------
          Net cash used for financing activities                       144,447        166,912
                                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                    54,205         65,320
  Other                                                                  4,720          3,627
                                                                      --------       --------
          Net cash used for investing activities                        58,925         68,947
                                                                      --------       --------

Net increase (decrease) in cash and cash equivalents                       732        (13,929)
Cash and cash equivalents at beginning of period                        23,291        159,690
                                                                      --------       --------
Cash and cash equivalents at end of period                            $ 24,023       $145,761
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

                                                              -4-









































                              OHIO EDISON COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1 - FINANCIAL STATEMENTS:

          The condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes included in Ohio Edison Company's (Company) 1994 Annual Report to Stockholders. The results of operations are not intended to be indicative of results of operations for any future period.

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     Construction Program --

          The Company and its wholly owned subsidiary, Pennsylvania Power Company (Companies), currently forecast expenditures of approximately $800,000,000 for property additions and improvements from 1995-1999, of which approximately $180,000,000 is applicable to 1995. The Companies' nuclear fuel investments are expected to be approximately $172,000,000 during the 1995-1999 period, of which approximately $30,000,000 is applicable to 1995.

     Guarantees --

          The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1995, the Companies' share of the guarantees were $74,850,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

     Environmental Matters --

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated additional capital expenditures for environmental compliance of approximately $70,000,000 for the period 1995 through 1999, which is included in the construction forecast under "Construction Program."

          The Clean Air Act Amendments of 1990 required significant reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from the Companies' coal-fired generating units by 1995 and additional emission reductions by 2000. SO2 reductions for the years 1995 through 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or

                              OHIO EDISON COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited) (Cont'd)


purchasing emission allowances. Equipment already installed provides NOx reductions sufficient to meet the 1995 requirements. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency (EPA) is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Company continues to evaluate its compliance plans and other compliance options.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Ohio Edison Company:

          We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of March 31, 1995, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Ohio Edison Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





                                ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 4, 1995

                              OHIO EDISON COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Earnings on common stock increased to $.46 per share in the first quarter of 1995 compared to $.44 per share for the same period last year. The Companies' ongoing commitment to cost control produced the improved earnings, even though operating revenues decreased by about $13,500,000.

          During the first quarter of 1995, retail kilowatt-hour sales decreased 1.2% from last year's first quarter record. Due to unseasonably mild weather conditions in the first quarter of 1995, residential and commercial kilowatt-hour sales fell 4.0% and 0.4%, respectively, compared to last year. Industrial sales were up 0.8% for the quarter in spite of reduced production (until mid-1995) by a major steel customer that is modernizing its facilities. Sales to all other industrial customers were up 4.0% for the quarter due to strong demand by companies in the rubber and plastics industries. Total kilowatt-hour sales were down 6.0% in the first quarter of 1995 due to a 24.8% decrease in sales to other utilities. Generating capacity constraints and market conditions limited the Companies' wholesale sales opportunities during the quarter.

          Because of lower kilowatt-hour sales, the Companies spent less on fuel and purchased power during the first quarter of 1995, compared to last year. Nuclear expenses were lower in 1995 than they were last year because of corrective maintenance work that was performed during the scheduled refueling outage at the Perry Plant in 1994.

          The Companies continue to review their operations to identify opportunities to increase revenues and improve operating efficiency. As part of this effort, Burger Plant Units 1 and 2 were shut down during the first quarter of 1995 and Unit 3 was reserved as a low priority peaking unit. The workforce at the plant was reduced by 100 employees in connection with these changes. Additional workforce reductions occurred at the Sammis and New Castle plants as a result of productivity improvements. Staffing at Sammis and New Castle was reduced by 108 and 19 employees, respectively. The shutdown of the generating units at Burger, coupled with the above staffing reductions, is expected to reduce annual operating costs by about $13,000,000.

          Increased depreciation charges in 1995 reflect an increase in the accrual for nuclear decommissioning costs. The change in amortization of net regulatory assets resulted principally from the absence of credits in 1995 compared to last year due to limitations contained in the Company's Rate Stabilization and Service Area Development Program authorized by the Public Utilities Commission of Ohio in 1992.

                              OHIO EDISON COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


          Overall, interest costs were lower during the first quarter of 1995 than they were last year. Interest on long-term debt decreased due to refinancing and redemption of higher-cost debt that occurred subsequent to March 31, 1994. Other interest expense increased compared to last year due primarily to higher levels of short-term borrowings.

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1995, capital requirements for property additions and capital leases are expected to be about $160,000,000, including $22,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $114,000,000 to meet maturities of long-term debt during the remainder of 1995. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements. In addition, approximately $70,000,000 of variable rate pollution control put bonds are subject to repricing during the remainder of the year.

          As of March 31, 1995, the Companies had about $24,000,000 of cash and temporary investments and $159,000,000 of short-term indebtedness. OES Fuel had approximately $64,000,000 of unused borrowing capability at March 31, 1995 that was available for reloan to the Company. The Companies also had $50,000,000 of unused short-term bank lines of credit, and $72,000,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion. OES Capital had approximately $11,000,000 of unused, short-term borrowing capability at March 31, 1995.

          During the first quarter of 1995, Penn Power purchased $16,500,000 of its 8.5% first mortgage bonds in the open market. Subsequent to March 31, 1995, Penn Power purchased an additional $13,250,000 of first mortgage bonds with a weighted average interest rate of 8.04%.

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




May 4, 1995


                                  OHIO EDISON COMPANY
                                  -------------------
                                       Registrant



                                    /s/ H. P. Burg
                             -----------------------------
                                        H. P. Burg
                               Senior Vice President and
                                Chief Financial Officer