Form 10-Q
period 1995-06-30
OHIO EDISON CO
filed 1995-08-02
CIK 73960

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                      OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________to_________________

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

Yes   X            No
    _____            _____

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      152,569,437 shares of common stock, $9 par value, outstanding as of August 2, 1995






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


Part II.  Other Information



































PART I.  FINANCIAL INFORMATION

                                                      OHIO EDISON COMPANY
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)
                                                                Three Months Ended           Six Months Ended
                                                                     June 30,                    June 30,
                                                              --------------------        ----------------------
                                                               1995        1994            1995            1994
                                                              -------     --------        ------          ------
                                                                (In thousands, except per share amounts)
OPERATING REVENUES                                           $593,838     $585,428      $1,181,572      $1,186,676

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                    110,060      107,068         220,101         231,627
  Nuclear operating costs                                      78,080       74,413         151,966         155,554
  Other operating costs                                       101,055      115,244         207,898         222,474
                                                             --------     --------      ----------      ----------
       Total operation and maintenance expenses               289,195      296,725         579,965         609,655
  Provision for depreciation                                   55,899       52,314         112,765         106,339
  Amortization of net regulatory assets                         3,338       (4,163)          6,627          (5,970)
  General taxes                                                60,752       57,927         120,309         119,106
  Income taxes                                                 45,240       44,550          88,679          87,073
                                                             --------     --------      ----------      ----------
       Total operating expenses and taxes                     454,424      447,353         908,345         916,203
                                                             --------     --------      ----------      ----------
OPERATING INCOME                                              139,414      138,075         273,227         270,473

OTHER INCOME                                                    3,829        3,534           6,826           5,789
                                                             --------     --------      ----------      ----------

TOTAL INCOME                                                  143,243      141,609         280,053         276,262
                                                             --------     --------      ----------      ----------

NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                   61,805       65,358         123,736         130,129
  Deferred nuclear unit interest                               (2,125)      (2,129)         (4,250)         (4,259)
  Allowance for borrowed funds used during
    construction and capitalized interest                        (989)      (1,382)         (2,303)         (2,572)
  Other interest expense                                        6,200        4,041          11,762           7,957
  Subsidiary's preferred stock dividend requirements            1,301        1,681           2,461           3,037
                                                            ---------    ---------      ----------      ----------
      Net interest and other charges                           66,192       67,569         131,406         134,292
                                                            ---------    ---------      ----------      ----------

NET INCOME                                                     77,051       74,040         148,647         141,970

PREFERRED STOCK DIVIDEND REQUIREMENTS                           5,537        5,359          10,896          10,960
                                                            ---------    ---------      ----------      ----------
EARNINGS ON COMMON STOCK                                    $  71,514    $  68,681      $  137,751      $  131,010
                                                            =========    =========      ==========      ==========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          143,638      143,161         143,579         143,097
                                                            =========    =========      ==========      ==========

EARNINGS PER SHARE OF COMMON STOCK                              $ .50        $ .48           $ .96           $ .92
                                                                =====        =====           =====           ======

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                    $.375        $.375           $ .75           $ .75
                                                                =====        =====           =====           =====

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.





                                                                   - 1 -


                                                      OHIO EDISON COMPANY

                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)
                                                                   June  30,               December 31,
                                                                     1995                     1994
                                                                --------------            -------------
                                                                            (In thousands)
                      ASSETS
UTILITY PLANT:
  In service, at original cost                                    $8,538,409                $8,518,050
  Less--Accumulated provision for depreciation                     2,970,167                 2,910,587
                                                                  ----------                ----------
                                                                   5,568,242                 5,607,463
                                                                  ----------                ----------
  Construction work in progress-
    Electric plant                                                   186,551                   174,970
    Nuclear fuel                                                      18,028                    52,470
                                                                  ----------                ----------
                                                                     204,579                   227,440
                                                                  ----------                ----------
                                                                   5,772,821                 5,834,903
                                                                  ----------                ----------
OTHER PROPERTY AND INVESTMENTS:
  Letter of credit collateralization                                 277,763                   277,763
  Other                                                              234,050                   197,546
                                                                  ----------                ----------
                                                                     511,813                   475,309
                                                                  ----------                ----------
CURRENT ASSETS:
  Cash and cash equivalents                                           60,367                    23,291
  Receivables-
    Customers (less accumulated provisions of $2,462,000
      and $2,517,000, respectively, for uncollectible accounts)      256,391                   254,515
    Other                                                             45,446                    54,713
  Materials and supplies, at average cost-
    Fuel                                                              45,892                    40,528
    Other                                                             72,719                    81,809
  Prepayments                                                         91,560                    71,836
                                                                  ----------                ----------
                                                                     572,375                   526,692
                                                                  ----------                ----------
DEFERRED CHARGES:
  Regulatory assets                                                1,993,733                 2,005,333
  Unamortized sale and leaseback costs                               105,148                   106,883
  Other                                                               47,924                    44,844
                                                                  ----------                ----------
                                                                   2,146,805                 2,157,060
                                                                  ----------                ----------
                                                                  $9,003,814                $8,993,964
                                                                  ==========                ==========

                                                                   - 2 -


                                                      OHIO EDISON COMPANY

                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)
                                                                         June 30,            December 31,
                                                                          1995                   1994
                                                                      -------------          ------------
                                                                                 (In thousands)
             CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value, authorized 175,000,000 shares-
      152,569,437 shares outstanding                                   $1,373,125              $1,373,125
    Other paid-in capital                                                 725,278                 724,848
    Retained earnings                                                     419,674                 389,600
    Unallocated employee stock ownership plan common stock -
      8,880,675 and 9,076,489 shares, respectively                       (166,731)               (170,376)
                                                                       ----------              ----------
        Total common stockholders' equity                               2,351,346               2,317,197
  Preferred stock-
    Not subject to mandatory redemption                                   277,335                 277,335
    Subject to mandatory redemption                                        25,000                  25,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                                    50,905                  50,905
    Subject to mandatory redemption                                        15,000                  15,000
  Long-term debt                                                        2,822,225               3,166,593
                                                                       ----------              ----------
                                                                        5,541,811               5,852,030
                                                                       ----------              ----------
CURRENT LIABILITIES:
  Currently payable long-term debt                                        492,695                 227,496
  Short-term borrowings                                                   230,950                 174,642
  Accounts payable                                                         89,152                 100,884
  Accrued taxes                                                           127,303                 140,629
  Accrued interest                                                         61,276                  65,743
  Other                                                                   158,384                 152,856
                                                                       ----------              ----------
                                                                        1,159,760                 862,250
                                                                       ----------              ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                     1,799,758               1,799,324
  Accumulated deferred investment tax credits                             219,815                 223,827
  Property taxes                                                          108,874                 106,458
  Other                                                                   173,796                 150,075
                                                                       ----------              ----------
                                                                        2,302,243               2,279,684
                                                                       ----------              ----------
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)                     ----------              ----------
                                                                       $9,003,814              $8,993,964
                                                                       ==========              ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.
                                                                   - 3 -


                                                      OHIO EDISON COMPANY

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                            Three Months Ended         Six Months Ended
                                                                 June 30,                   June 30,
                                                            ------------------        ------------------
                                                              1995      1994            1995      1994
                                                            --------  --------        --------  --------
                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 77,051   $ 74,040        $148,647  $141,970
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                              55,899     52,314        112,765   106,339
      Nuclear fuel and lease amortization                     17,940     11,861         32,200    32,188
      Deferred income taxes, net                               4,905      6,152         10,708    15,190
      Investment tax credits, net                             (2,006)    (2,009)        (4,012)   (4,018)
      Allowance for equity funds used during construction       (649)    (1,560)        (1,315)   (3,066)
      Deferred fuel costs, net                                 1,521     (1,889)         6,017       318
      Other amortization, net                                  3,724       (132)         7,481      (238)
                                                            --------  ---------       --------  --------
          Internal cash before dividends                     158,385    138,777        312,491   288,683
      Receivables                                            (19,113)   (15,530)         7,391     3,661
      Materials and supplies                                   3,220     (6,540)         3,726     2,571
      Accounts payable                                        (4,563)    38,380             86    34,482
      Other                                                  (42,797)   (46,860)       (24,458)      760
                                                            --------  ---------       --------  --------
          Net cash provided from operating activities         95,132    108,227        299,236   330,157
                                                            --------  ---------       --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                            52,646    191,711        127,223   231,797
    Short-term borrowings, net                                72,089       -            56,308      -
  Redemptions and Repayments-
    Preferred stock                                             -          -              -       50,362
    Long-term debt                                            64,258     43,039        207,295   139,474
    Short-term borrowings, net                                  -         9,248           -       11,223
  Dividend Payments-
    Common stock                                              60,580     56,005        115,385   108,417
    Preferred stock                                            5,333      5,331         10,734    11,145
                                                            --------   --------       --------  --------
          Net cash provided from (used for) financing
            activities                                        (5,436)    78,088       (149,883)  (88,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                          39,731     80,050         93,936   145,370
  Letter of credit collateralization deposit                    -       200,000           -      200,000
  Other                                                       13,621      3,875         18,341     7,502
                                                            --------  ---------       --------  --------
          Net cash used for investing activities              53,352    283,925        112,277   352,872
                                                            --------  ---------       --------  --------


Net increase (decrease) in cash and cash equivalents          36,344    (97,610)        37,076  (111,539)
Cash and cash equivalents at beginning of period              24,023    145,761         23,291   159,690
                                                            --------  ---------       --------  --------
Cash and cash equivalents at end of period                  $ 60,367  $  48,151       $ 60,367  $ 48,151
                                                            ========  =========       ========  ========

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

     Guarantees --

         The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1995, the Companies' share of the guarantees were $74,850,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

         The Clean Air Act Amendments of 1990 required significant reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from the Companies' coal-fired generating units by 1995 and additional emission reductions by 2000. SO2 reductions for the years 1995 through 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants and/or purchasing emission allowances. Equipment already installed provides NOx reductions sufficient to meet the 1995 requirements.

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

         The Companies are required to meet federally approved SO2 regulations. Violations of such regulations can result in shutdown of the generating unit involved, and/or civil or criminal penalties of up to $25,000 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that allows for compliance based on a 30-day averaging period. The EPA has proposed regulations that could change the interim enforcement policy, including the method of determining compliance with emission limits. The Companies cannot predict what action the EPA may take in the future with respect to the proposed regulations or the interim enforcement policy.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ohio Edison Company:

         We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of June 30, 1995, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Ohio Edison Company and subsidiaries as of December 31, 1994, and the related consolidated statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                        ARTHUR ANDERSEN LLP

Cleveland, Ohio
August 2, 1995

                              OHIO EDISON COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

         Earnings on common stock increased to $.50 per share in the second quarter of 1995 compared to $.48 per share for the same period last year. For the six month period ended June 30, 1995, earnings increased to $.96 per share from $.92 per share in 1994. The Companies' ongoing commitment to cost control and higher sales levels in 1995 produced the improved earnings.

         During the first half of 1995, retail kilowatt-hour sales increased slightly by 0.2% from last year, producing a new sales record over last year's record level for any first-half in the Company's history. Commercial and industrial sales increased 0.4% and 2.3%, respectively, during this period due to an improving local economy; however, residential sales fell 2.3% due to unseasonably mild weather conditions in the first quarter of 1995. Total kilowatt-hour sales were up 1.1% during the first half of 1995 primarily due to a 4.9% increase in sales to other utilities. Despite the sales increase, operating revenues for the period decreased by about $5,100,000 compared to last year due to a reduction in the Company's fuel cost recovery rate.

         Total kilowatt-hour sales were up 9.1% in the second quarter of 1995, with retail kilowatt-hour sales increasing 1.8% over the same period last year. Residential sales were down 0.2%, while commercial and industrial sales increased 1.1% and 3.8%,
respectively.   The Company began supplying 300 megawatts of power
to another utility in the second quarter of 1995 under a short-term contract that expires at the end of 1995. This contract was the principal cause for a 46.2% increase in sales to other utilities in the second quarter of 1995 compared to last year.

         The change in fuel and purchased power costs during the three and six month periods ended June 30, 1995 reflects increased sales in conjunction with the effects of deferral accounting that resulted from the reduction in the Company's fuel cost recovery rate. Nuclear expenses were lower in the first half of 1995 than they were last year because of corrective maintenance work that was being performed during the scheduled refueling outage at the Perry Plant in 1994. The comparative decrease in other operating costs reflects the Companies' continuing cost reduction efforts. Also, last year's amount included a $9,600,000 charge by Penn Power relating to a voluntary early retirement program offered to qualifying employees.

         Increased depreciation charges in 1995 reflect a higher level of depreciable utility plant combined with an increase in the accrual for nuclear decommissioning costs. The change in amortization of net regulatory assets resulted principally from the absence of credits in 1995 compared to last year due to limitations contained in the Company's Rate Stabilization and Service Area

Development Program authorized by the Public Utilities Commission of Ohio in 1992.

         Overall, interest costs were lower during the first half of 1995 than last year's level. Interest on long-term debt decreased due to refinancing and redemption of higher-cost debt that occurred subsequent to June 30, 1994. Other interest expense increased compared to last year due primarily to higher short-term borrowing levels in 1995.

Capital Resources and Liquidity

         The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the second half of 1995, capital requirements for property additions and capital leases are expected to be about $123,000,000, including $21,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $101,000,000 to meet maturities of long-term debt during the remainder of 1995. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements. In addition, approximately $70,000,000 of variable rate pollution control put bonds are subject to repricing during the remainder of the year.

         As of June 30, 1995, the Companies had about $60,000,000 of cash and temporary investments. Of that amount, $40,000,000 was held in escrow for the redemption of pollution control obligations under one of the forward refunding arrangements discussed below. The Companies also had $231,000,000 of short-term indebtedness at the end of the second quarter of 1995. OES Fuel had approximately $76,000,000 of unused borrowing capability at June 30, 1995 that was available for reloan to the Company. The Companies also had $2,000,000 of unused short-term bank lines of credit, and $14,000,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion. OES Capital had approximately $5,000,000 of unused, short-term borrowing capability as of June 30, 1995.

         During the first six months of 1995, the Companies purchased from the bondholders $42,540,000 of first mortgage bonds which had a weighted average interest rate of 8.25%. During the second quarter, the Company issued $40,000,000 of 6.75% pollution control notes under a forward refunding arrangement. The proceeds were used to refund a like amount of 10.625% pollution control notes in July 1995. Also in July 1995, the Company issued $60,000,000 of 7.05% pollution control notes under another forward refunding arrangement. The proceeds from that issue will be used during the fourth quarter of 1995 to refund $60,000,000 of 10.5% pollution control notes.

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders was held on April 27, 1995.

     (b) At this meeting the following persons were elected to the Company's Board of Directors:

                            Number of Votes
                 --------------------------------------------------
                                 Against or                 Broker
                        For       Withheld   Abstentions  Non-Votes
                    -----------  ----------  -----------  ---------

D. C. Blasius       120,503,722  3,992,703       0           0
H. P. Burg          120,619,021  3,877,404       0           0
R. H. Carlson       120,462,688  4,033,737       0           0
R. M. Carter        120,199,803  4,396,622       0           0
C. A. Cartwright    120,322,378  4,174,047       0           0
W. R. Holland       120,370,085  4,126,340       0           0
R. L. Loughhead     120,427,321  4,069,104       0           0
G. H. Meadows       120,495,117  4,001,308       0           0
P. J. Powers        120,448,227  4,048,198       0           0
C. W. Rainger       120,700,208  3,796,217       0           0
G. M. Smart         120,700,485  3,795,940       0           0
J. T. Williams, Sr. 120,476,770  4,019,655       0           0

     Allen Wolff was nominated for election as director at the meeting but was not elected. Assuming the validity of a number of potentially invalid proxies, Dr. Wolff received votes representing 882,647 shares which, under cumulative voting, resulted in 10,144,680 votes.

(c) At this meeting the appointment of Arthur Andersen LLP, independent public accountants as auditors for the year 1995 was ratified:

                               Number of Votes
          ------------------------------------------------------
                         Against or                     Broker
              For         Withheld     Abstentions    Non-Votes
          -----------    ----------    -----------    ----------

          121,184,520     1,898,325     2,250,709          0


(d) At this meeting a shareholder proposal to disallow proxies granting discretionary voting powers for any issue placed before stockholders was rejected:

                               Number of Votes
          ------------------------------------------------------
                         Against or                     Broker
              For         Withheld     Abstentions    Non-Votes
          -----------    ----------    -----------    ----------
           21,653,484    78,068,485     7,369,095     18,242,490

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






August 2, 1995


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