Form 10-Q
period 1995-09-30
OHIO EDISON CO
filed 1995-11-03
CIK 73960

FORM 10-Q


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549



(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                               OR

    [  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------   ------------

                  Commission File Number 1-2578

                       OHIO EDISON COMPANY
     (Exact name of Registrant as specified in its charter)

                    Ohio                      34-0437786
     (State or other jurisdiction of       (I.R.S. Employer
      incorporation or organization)      Identification No.)

      76 South Main Street, Akron, Ohio           44308
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

Yes  X       No
    ---        ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    152,569,437 shares of common stock, $9 par value, outstanding as of November 3, 1995.


                       OHIO EDISON COMPANY

                        TABLE OF CONTENTS

                                                             Pages

Part I. Financial Information

        Consolidated Statements of Income                     1

        Consolidated Balance Sheets                          2-3

        Consolidated Statements of Cash Flows                 4

        Notes to Consolidated Financial Statements           5-6

        Report of Independent Public Accountants              7

        Management's Discussion and Analysis of Results
         of Operations and Financial Condition               8-10


Part II.Other Information































PART I.  FINANCIAL INFORMATION
                                            OHIO EDISON COMPANY

                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                                                             Three Months Ended        Nine Months Ended
                                                                September 30,            September 30,
                                                            --------------------     ---------------------
                                                              1995        1994         1995         1994
                                                            --------    --------     --------     --------
                                                               (In thousands, except per share amounts)
OPERATING REVENUES                                          $667,013    $614,390    $1,848,585    $1,801,066
                                                            --------    --------    ----------    ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                   126,589     109,199       346,690       340,826
  Nuclear operating costs                                     73,083      80,021       225,049       235,575
  Other operating costs                                      116,648     102,431       324,546       324,905
                                                            --------    --------    ----------    ----------
      Total operation and maintenance expenses               316,320     291,651       896,285       901,306
  Provision for depreciation                                  61,473      58,579       174,238       164,918
  Amortization of net regulatory assets                        6,382      (1,244)       13,009        (7,214)
  General taxes                                               63,436      61,255       183,745       180,361
  Income taxes                                                60,413      52,332       149,092       139,405
                                                            --------    --------    ----------    ----------
      Total operating expenses and taxes                     508,024     462,573     1,416,369     1,378,776
                                                            --------    --------    ----------    ----------
OPERATING INCOME                                             158,989     151,817       432,216       422,290

OTHER INCOME                                                   1,190       5,032         8,016        10,821
                                                            --------    --------    ----------    ----------
TOTAL INCOME                                                 160,179     156,849       440,232       433,111
                                                            --------    --------    ----------    ----------
NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                  61,619      65,638       185,355       195,767
  Deferred nuclear unit interest                                -         (2,124)       (4,250)       (6,383)
  Allowance for borrowed funds used during
    construction and capitalized interest                     (1,595)     (1,224)       (3,898)       (3,796)
  Other interest expense                                       5,946       5,167        17,708        13,124
  Subsidiary's preferred stock dividend requirements           1,157       1,167         3,618         4,204
                                                            --------    --------    ----------    ----------
      Net interest and other charges                          67,127      68,624       198,533       202,916
                                                            --------    --------    ----------    ----------
NET INCOME                                                    93,052      88,225       241,699       230,195

PREFERRED STOCK DIVIDEND REQUIREMENTS                          5,349       5,356        16,245        16,316
                                                            --------    --------    ----------    ----------
EARNINGS ON COMMON STOCK                                    $ 87,703    $ 82,869    $  225,454    $  213,879
                                                            ========    ========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         143,750     143,310       143,636       143,168
                                                            ========    ========    ==========    ==========
EARNINGS PER SHARE OF COMMON STOCK                             $ .61       $ .58        $ 1.57        $ 1.49
                                                               =====       =====        ======        ======
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                   $.375       $.375        $1.125        $1.125
                                                               =====       =====        ======        ======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                              - 1 -

                                            OHIO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                                September 30,            December 31,
                                                                    1995                     1994
                                                                -------------            ------------
                                                                            (In thousands)
                      ASSETS
                      ------
UTILITY PLANT:
  In service, at original cost                                    $8,602,933              $8,518,050
  Less--Accumulated provision for depreciation                     3,044,512               2,910,587
                                                                  ----------              ----------
                                                                   5,558,421               5,607,463
                                                                  ----------              ----------
Construction work in progress-
  Electric plant                                                     157,965                 174,970
  Nuclear fuel                                                        22,316                  52,470
                                                                  ----------              ----------
                                                                     180,281                 227,440
                                                                  ----------              ----------
                                                                   5,738,702               5,834,903
                                                                  ----------              ----------
OTHER PROPERTY AND INVESTMENTS:
  Letter of credit collateralization                                 277,763                 277,763
  Other                                                              243,274                 197,546
                                                                  ----------              ----------
                                                                     521,037                 475,309
                                                                  ----------              ----------
CURRENT ASSETS:
  Cash and cash equivalents                                          112,566                  23,291
  Receivables-
    Customers (less accumulated provisions of $2,367,000
      and $2,517,000, respectively, for uncollectible accounts)      262,685                 254,515
    Other                                                             45,586                  54,713
  Materials and supplies, at average cost-
    Fuel                                                              33,693                  40,528
    Other                                                             72,391                  81,809
  Prepayments                                                         66,111                  71,836
                                                                  ----------              ----------
                                                                     593,032                 526,692
                                                                  ----------              ----------
DEFERRED CHARGES:
  Regulatory assets                                                1,967,495               2,005,333
  Unamortized sale and leaseback costs                               104,134                 106,883
  Other                                                               51,570                  44,844
                                                                  ----------              ----------
                                                                   2,123,199               2,157,060
                                                                  ----------              ----------
                                                                  $8,975,970              $8,993,964
                                                                  ==========              ==========

                                                              - 2 -

                                            OHIO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                                 September 30,           December 31,
                                                                     1995                    1994
                                                                 -------------           ------------
                                                                            (In thousands)
              CAPITALIZATION AND LIABILITIES
              ------------------------------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value, authorized 175,000,000
      shares-152,569,437 shares outstanding                        $1,373,125             $1,373,125
    Other paid-in capital                                             725,646                724,848
    Retained earnings                                                 453,484                389,600
    Unallocated employee stock ownership plan common
      stock - 8,774,025 and 9,076,489 shares, respectively           (164,729)              (170,376)
                                                                   ----------             ----------
        Total common stockholders' equity                           2,387,526              2,317,197
  Preferred stock-
    Not subject to mandatory redemption                               277,335                277,335
    Subject to mandatory redemption                                    25,000                 25,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                                50,905                 50,905
    Subject to mandatory redemption                                    15,000                 15,000
  Long-term debt                                                    2,877,421              3,166,593
                                                                   ----------             ----------
                                                                    5,633,187              5,852,030
                                                                   ----------             ----------
CURRENT LIABILITIES:
  Currently payable long-term debt                                    447,300                227,496
  Short-term borrowings                                                89,735                174,642
  Accounts payable                                                     89,116                100,884
  Accrued taxes                                                       120,619                140,629
  Accrued interest                                                     61,970                 65,743
  Other                                                               212,645                152,856
                                                                   ----------             ----------
                                                                    1,021,385                862,250
                                                                   ----------             ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                 1,797,609              1,799,324
  Accumulated deferred investment tax credits                         217,528                223,827
  Property taxes                                                      108,813                106,458
  Other                                                               197,448                150,075
                                                                   ----------             ----------
                                                                    2,321,398              2,279,684
                                                                   ----------             ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                           ----------             ----------
                                                                   $8,975,970             $8,993,964
                                                                   ==========             ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                              - 3 -

                                            OHIO EDISON COMPANY

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)
                                                                Three Months Ended        Nine Months Ended
                                                                   September 30,             September 30,
                                                               --------------------      -------------------
                                                                 1995        1994          1995       1994
                                                               --------    --------      --------   --------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 93,052    $ 88,225      $241,699   $230,195
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                                 61,473      58,579       174,238    164,918
      Nuclear fuel and lease amortization                        19,569      19,028        51,769     51,216
      Deferred income taxes, net                                  7,185       8,499        17,893     23,689
      Investment tax credits, net                                (2,287)     (2,009)       (6,299)    (6,027)
      Allowance for equity funds used during construction         1,315      (1,094)          -       (4,160)
      Deferred fuel costs, net                                       65      (6,423)        6,082     (6,105)
      Receivables                                                (6,434)     23,956           957     27,617
      Materials and supplies                                     12,527       3,697        16,253      6,268
      Accounts payable                                           (5,577)    (47,304)       (5,491)   (12,822)
      Other                                                      98,151      47,426        81,174     47,948
                                                               --------    --------      --------   --------
          Net cash provided from operating activities           279,039     192,580       578,275    522,737
                                                               --------    --------      --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                              126,397      93,167       253,620    324,964
    Short-term borrowings, net                                     -        136,758          -       125,535
  Redemptions and Repayments-
    Preferred stock                                                -          6,000          -        56,362
    Long-term debt                                              121,860     216,782       329,155    356,256
    Short-term borrowings, net                                  141,215        -           84,907       -
  Dividend Payments-
    Common stock                                                 47,882      54,684       163,267    163,101
    Preferred stock                                               5,329       5,533        16,063     16,678
                                                               --------    --------      --------   --------
          Net cash used for financing activities                189,889      53,074       339,772    141,898
                                                               --------    --------      --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                             35,055      60,895       128,991    206,265
  Letter of credit collateralization deposit                       -         77,763          -       277,763
  Other                                                           1,896       1,849        20,237      9,351
                                                               --------    --------      --------   --------
          Net cash used for investing activities                 36,951     140,507       149,228    493,379
                                                               --------    --------      --------   --------
Net increase (decrease) in cash and cash equivalents             52,199      (1,001)       89,275   (112,540)
Cash and cash equivalents at beginning of period                 60,367      48,151        23,291    159,690
                                                               --------    --------      --------   --------
Cash and cash equivalents at end of period                     $112,566    $ 47,150      $112,566   $ 47,150
                                                               ========    ========      ========   ========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.
                                                              - 4 -

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

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

      Construction Program --

          The Company and its wholly owned subsidiary, Pennsylvania Power Company (Companies), currently forecast expenditures of approximately $800,000,000 for property additions and improvements from 1995-1999, of which approximately $180,000,000 is applicable to 1995. The Companies' nuclear fuel investments are expected to be approximately $149,000,000 during the 1995-1999 period, of which approximately $17,000,000 is applicable to 1995.

       Guarantees --

          The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of September 30, 1995, the Companies' share of the guarantees were $72,851,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

          The Clean Air Act Amendments of 1990 required significant reductions of sulfur dioxide (SO2) and nitrogen oxides (NOx) from the Companies' coal-fired generating units by 1995 and additional


                              - 5 -
                       OHIO EDISON COMPANY

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Cont'd)
                           (Unaudited)

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





                              - 6 -
            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Ohio Edison Company:

          We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of September 30, 1995, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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





                                     ARTHUR ANDERSEN LLP

Cleveland, Ohio
November 3, 1995







                              - 7 -
                       OHIO EDISON COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

        Earnings on common stock increased to $1.57 per share for the nine month period ended September 30, 1995, from $1.49 per share in the same period of 1994. Earnings increased to $.61 per share in the third quarter of 1995 compared to $.58 per share for the same period last year. The improved earnings were due to record retail sales for the quarter and year to date periods in conjunction with continuing cost reductions that partially offset the increased maintenance expenses discussed below.

        During the first nine months of 1995, retail kilowatt-hour sales increased 3.5% over the same period last year. Residential and commercial sales increased 2.9% and 2.0%, respectively, during this period. An improving local economy pushed industrial sales up 5.0% compared to the nine month period ended September 30, 1994. The Company began supplying 300 megawatts of power to another utility in the second quarter of 1995 under a short-term contract that expires at the end of 1995. This contract contributed to a 16.6% increase in sales to other utilities during the period. This increase coupled with the higher level of retail sales caused total kilowatt-hour sales to increase by 5.8% during the first nine months of 1995.

        Warmer than normal temperatures during the third quarter of 1995 and an improving local economy contributed to a 9.9% increase in retail kilowatt-hour sales. Residential and commercial sales increased 13.7% and 5.1%, respectively, compared to the same period last year. A 10.7% increase in industrial sales was favorably impacted by the resumption of operations by two major customers that had reduced operations in 1994. Excluding sales to these customers, industrial sales were 4.9% higher than last year's level. Sales to other utilities increased 43.0% during the period as a result of the short-term contract discussed above. Total kilowatt-hour sales were up 15.4% during the quarter.

        Fuel and purchased power costs were higher during the three and nine months ended September 30, 1995 due primarily to increased sales. Nuclear expenses were lower in the first nine months of 1995 than they were last year because of corrective maintenance work that was being performed during the scheduled refueling outage at the Perry Plant in 1994. Expenses associated with scheduled maintenance outages at other generating units contributed to the increase in other operating costs during the third quarter of 1995, compared to last year.



                              - 8 -
                       OHIO EDISON COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)

        Increased depreciation charges in 1995 reflect a higher level of depreciable utility plant combined with an increase in the accrual for nuclear decommissioning costs. The change in amortization of net regulatory assets resulted from the absence of credits in 1995 compared to last year due to limitations contained in the Company's Rate Stabilization and Service Area Development Program authorized by the Public Utilities Commission of Ohio
(PUCO) in 1992. Amortization of these credits will continue in the fourth quarter of 1995 as a result of the Company's Rate Reduction and Economic Development Plan which is discussed below. In addition, the Company discontinued deferring postretirement benefits in the third quarter of 1995 due to the rate plan filing.

        Overall, interest costs were lower during the first nine months of 1995 than the same period last year. Interest on long-term debt decreased due to refinancing and redemption of higher-cost debt that occurred subsequent to September 30, 1994. Other interest expense increased compared to last year due primarily to higher levels of short-term borrowings. The Company also discontinued deferring nuclear unit interest in the third quarter of 1995 in connection with its rate plan filing.

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1995, capital requirements for property additions and capital leases are expected to be about $65,000,000, including $4,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $13,000,000 to meet maturities of long-term debt during the remainder of 1995. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

        As of September 30, 1995, the Companies had about $113,000,000 of cash and temporary investments. Of that amount, $74,250,000 was held in escrow for the redemption of pollution control obligations discussed below. The Companies also had approximately $90,000,000 of short-term indebtedness. The Company had the capability to borrow approximately $127,000,000 as of September 30, 1995 through OES Fuel credit facilities. In addition, the Companies had $52,000,000 of unused short-term bank lines of credit, and $45,000,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion. OES Capital had approximately $30,000,000 of unused, short-term borrowing capability as of September 30, 1995.


                              - 9 -
                       OHIO EDISON COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)

        In July 1995, the Company issued $60,000,000 of 7.05% pollution control notes under a forward refunding arrangement. The proceeds from that issue were used to refund $60,000,000 of 10.5% pollution control notes on October 1, 1995. The Company also repaid at maturity $75,000,000 of 9.44% term notes subsequent to the end of the third quarter. During September 1995, Penn Power issued $14,250,000 of 6% pollution control notes. The proceeds from that issue were used to redeem a like amount of 8.125% pollution control notes on October 1, 1995. Penn Power also optionally redeemed $6,500,000 of 7.625% first mortgage bonds during the third quarter.

        During October 1995, the Company, through the Ohio Edison Financing Trust, issued $120,000,000 of 9% Trust Preferred Capital Securities. Proceeds from that issue will be used to retire $116,370,000 of preferred stock with a weighted average dividend rate of 7.65%. This refinancing is expected to result in annualized cash savings of approximately $2,200,000 per year.

        On October 18, 1995, the PUCO approved the Company's Comprehensive Rate Reduction and Economic Development Plan (Plan). The Plan is designed to enhance and accelerate economic development within the Company's service area and to assure the Company's customers of long-term competitive pricing for energy services.

        The Plan, which is effective November 1, 1995, provides for freezing the Company's base electric rates until January 1, 2006, at which time base electric rates will be reduced by approximately $300,000,000, or 20 percent, on an annual basis. During the ten-year rate freeze period, which will remain in effect unless certain significant events occur, transition rate credits will be implemented for customers served under the Company's General Service-Large rates (primarily industrial customers). Also, the monthly customer charge will be reduced for customers served under the Company's General Service-Secondary and Residential rates. Taken together, these transition rate credits are expected to reduce operating revenues by approximately $600,000,000 during the ten-year rate freeze period.

        A major component of the Plan is the Company's commitment to reduce fixed costs during the ten-year period by implementing regulatory accounting modifications, such as accelerating depreciation of generating assets and increasing amortization of regulatory assets which are being recovered from customers. The Company has established aggressive targets to reduce costs and increase revenue opportunities through its performance initiatives program. Achieving those targets enables the Company to implement


                              - 10 -
                       OHIO EDISON COMPANY

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)

these accounting modifications and offer the transition rate credits during the Plan period, and preserve the opportunity to maintain a reasonable return to shareholders. The Plan includes a cap (based upon the most recent common equity return authorized for the Company by the PUCO) on the amount the Company may earn applicable to its common stockholders in any calendar year during the Plan period. If the cap is exceeded, such excess will be credited to customers in a future period.

        In connection with proceedings before the Federal Energy Regulatory Commission (FERC) between Penn Power and one of its municipal customers, both parties have filed proposals with the FERC requesting it to establish final terms. No ruling has yet been issued. Sales to this municipality were approximately $1,468,000 for the year 1994.




                              - 11 -

PART II.  OTHER INFORMATION


Item 1.Legal Proceedings

Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1994, for a discussion of an adverse decision in a Central Area Power Coordination Group (CAPCO) suit against Westinghouse Electric Corporation. In September 1995, the United States Court of Appeals for the Third Circuit upheld the decision in an appeal by the CAPCO companies.

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

        (b) Reports on Form 8-K

The Company filed one report on Form 8-K since June 30, 1995. A report dated September 7, 1995, reported the filing of an application with the Public Utilities Commission of Ohio for authority to implement the Company's Comprehensive Rate Reduction and Economic Development Plan.































                            SIGNATURE






        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






November 3, 1995


                                       OHIO EDISON COMPANY
                                       -------------------
                                            Registrant



                                        /s/ H. P. Burg
                                    ------------------------
                                            H. P. Burg
                                    Senior Vice President and
                                     Chief Financial Officer