Form 10-K
period 1995-12-31
OHIO EDISON CO
filed 1996-03-19
CIK 73960

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [FEE REQUIRED]
For the fiscal year ended December 31, 1995

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
                                              Each registered on
    Common Stock, $9 par value             New York Stock Exchange
Rights to Purchase Common Stock                      and
                                            Chicago Stock Exchange
Cumulative Preferred Stock, $100 par value
             3.90% Series
             4.40% Series                  All series registered on
             4.44% Series                   New York Stock Exchange
             4.56% Series                            and
                                             Chicago Stock Exchange

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
                           Yes  X            No
                               ---              ---
State the aggregate market value of the voting stock held by non-affiliates of the registrant: $3,659,897,712 as of March 7, 1996. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
            CLASS                    OUTSTANDING AT MARCH 19, 1996
            -----                    -----------------------------
  Common Stock, $9 par value                   152,569,437

Documents incorporated by reference (to the extent indicated herein):

                                       PART OF FORM 10-K INTO WHICH
              DOCUMENT                   DOCUMENT IS INCORPORATED
              --------                 ----------------------------
Annual Report to Stockholders for the
  fiscal year ended December 31, 1995
  (Pages 13-30)                                      Part II
Proxy Statement for 1996 Annual Meeting
  of Stockholders to be held April 25, 1996          Part III










































                           TABLE OF CONTENTS

                                                               Page
                                                               ----

Part I
   Item 1. Business............................................  1
             The Company.......................................  1
             Central Area Power Coordination Group.............  1
             Capital Requirements..............................  2
             Utility Regulation................................  3
               PUCO Rate Matters...............................  3
               PPUC Rate Matters...............................  4
               FERC Rate Matters...............................  4
               Ohio Fuel Recovery Procedures...................  4
             Nuclear Regulation................................  5
             Nuclear Insurance.................................  5
             Environmental Matters.............................  6
               Air Regulation..................................  6
               Water Regulation................................  7
               Waste Disposal..................................  7
               Summary.........................................  7
             Fuel Supply.......................................  8
               Nuclear Fuel....................................  8
             System Capacity and Reserves......................  9
             Regional Reliability..............................  9
             Competition.......................................  9
             Research and Development.......................... 10
             Executive Officers................................ 11

   Item 2. Properties.......................................... 11

   Item 3. Legal Proceedings................................... 13

   Item 4. Submission of Matters to a Vote of Security
             Holders........................................... 13

Part II
   Item 5. Market for Registrant's Common Equity and
             Related Stockholder Matters....................... 13

   Item 6. Selected Financial Data............................. 13

   Item 7. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..... 13

   Item 8. Financial Statements and Supplementary Data......... 13

   Item 9. Changes In and Disagreements with Accountants
             on Accounting and Financial Disclosure............ 13

Part III
   Item 10. Directors and Executive Officers of the
              Registrant....................................... 13

   Item 11. Executive Compensation............................. 13

   Item 12. Security Ownership of Certain Beneficial
              Owners and Management............................ 13

   Item 13. Certain Relationships and Related Transactions..... 14

Part IV
   Item 14. Exhibits, Financial Statement Schedules and
              Reports on Form 8-K.............................. 14










































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

     The Company owns all of the outstanding common stock of Pennsylvania Power Company (Penn Power), a Pennsylvania corporation, which furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. Penn Power also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by Penn Power has a population of approximately 342,000.

Central Area Power Coordination Group (CAPCO)

     In September 1967, the CAPCO companies, consisting of the Company, Penn Power, The Cleveland Electric Illuminating Company
(CEI), Duquesne Light Company (Duquesne) and The Toledo Edison Company (Toledo), announced a program for joint development of power generation and transmission facilities. Included in the program are Unit 7 at the W. H. Sammis Plant, Units 1, 2 and 3 at the Bruce Mansfield Plant, Units 1 and 2 at the Beaver Valley Power Station and the Perry Nuclear Power Plant, each now in service.

     The present CAPCO Basic Operating Agreement provides, among other things, for coordinated maintenance responsibilities among the CAPCO companies, a limited and qualified mutual backup arrangement in the event of outage of CAPCO units and certain capacity and energy transactions among the CAPCO companies.

     The agreements among the CAPCO companies generally treat the Company and Penn Power (Companies) as a single system as between them and the other three CAPCO companies, but, in agreements between the CAPCO companies and others, all five companies are treated as separate entities. Subject to any rights that might arise among the CAPCO companies as such, each member company,

                              - 1 -
severally and not jointly, is obligated to pay only its proportionate share of the costs associated with the facilities and the cost of required fuel. The CAPCO companies have agreed that any modification of their arrangements or of their agreed-upon programs requires their unanimous consent. Should any member become unable to continue to pay its share of the costs associated with a CAPCO facility, each of the other CAPCO companies could be adversely affected in varying degrees because it may become necessary for the remaining members to assume such costs for the account of the defaulting member.

     Under the agreements governing the construction and operation of CAPCO generating units, the responsibility is assigned to a specific CAPCO company. CEI has such responsibilities for Perry, and Duquesne is responsible for Beaver Valley Units 1 and 2. The Company monitors activities in connection with these units but must rely to a significant degree on the operating company for necessary information. The Company in its oversight role as a practical matter cannot be privy to every detail; it is the operating company that must directly supervise activities and then exercise its reporting responsibilities to the co-owners. The Company critically reviews the information given to it by the operating company, but it cannot be absolutely certain that things it would have considered significant have been reported or that it always would have reached exactly the same conclusion about matters that are reported. In addition, the time that is necessarily part of the compiling and analyzing process creates a lag between the occurrence of events and the time the Company becomes aware of their significance. The Companies have similar responsibilities to the other CAPCO companies with respect to W.H. Sammis Unit 7 and Bruce Mansfield Units 1, 2 and 3.

Capital Requirements

     The Companies' total construction costs, excluding nuclear fuel, amounted to approximately $166,000,000 in 1995. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. For the years 1996-2000, such construction costs are estimated to be approximately $650,000,000, of which approximately $160,000,000 is applicable to 1996. See "Environmental Matters" below with regard to possible environment-related expenditures not included in this estimate.

     During the 1996-2000 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock will require expenditures by the Companies of over $1,300,000,000, of which approximately $264,000,000 is applicable to 1996. In addition, the Companies optionally redeemed approximately $40,000,000 of long-term debt in February and March 1996.



                              - 2 -
     Nuclear fuel purchases are financed through OES Fuel (a wholly owned subsidiary of the Company) commercial paper and loans, both of which are supported by a $225,000,000 long-term bank credit agreement. Investments for additional nuclear fuel during the 1996-2000 period are estimated to be approximately $180,000,000, of which approximately $29,000,000 applies to 1996. During the same periods, the Companies' nuclear fuel investments are expected to be reduced by approximately $191,000,000 and $39,000,000, respectively, as the nuclear fuel is consumed. Also, the Companies have operating lease commitments of approximately $594,000,000 for the 1996-2000 period, of which approximately $108,000,000 relates to 1996. The Companies recover the cost of nuclear fuel consumed and operating leases through their electric rates.

     Short-term borrowings of $119,965,000 at December 31, 1995, represent debt of OES Capital (a wholly owned subsidiary of the Company), which is secured by customer accounts receivable. OES Capital can borrow up to $120,000,000 under a receivables financing agreement at rates based on certain bank commercial paper. The Companies also had $52,000,000 of unused short-term bank lines of credit as of December 31, 1995. In addition, $50,000,000 was available through bank facilities that provide for borrowings on a short-term basis at the banks' discretion. Through OES Fuel credit facilities, the Company had the capability to borrow approximately $128,000,000 as of the end of 1995.

     Based on their present plans, the Companies could provide for their cash requirements in 1996 from the following sources: funds to be received from operations; available cash and temporary cash investments (approximately $30,000,000 as of December 31, 1995); the issuance of long-term debt (for refunding purposes) and funds available under short-term bank credit arrangements.

     For the period 1996-2000, external financings may be used to provide a portion of the Companies' cash requirements. The extent and type of future financings will depend on the need for external funds as well as market conditions, the maintenance of an appropriate capital structure and the ability of the Companies to comply with coverage requirements in order to issue first mortgage bonds and preferred stock. The Companies will continue to monitor financial market conditions and, where appropriate, may take advantage of economic opportunities to refund debt and preferred stock to the extent that their financial resources permit.

     The coverage requirements contained in the first mortgage indentures under which the Companies issue first mortgage bonds provide that, except for certain refunding purposes, the Companies may not issue first mortgage bonds unless applicable net earnings (before income taxes), calculated as provided in the indentures, for any period of twelve consecutive months within the fifteen calendar months preceding the month in which such additional bonds are issued, are at least twice annual interest requirements on

                              - 3 -
outstanding first mortgage bonds, including those being issued. The Companies' respective articles of incorporation prohibit the sale of preferred stock unless applicable gross income, calculated as provided in the articles of incorporation, is equal to at least 1-1/2 times the aggregate of the annual interest requirements on indebtedness and annual dividend requirements on preferred stock outstanding immediately thereafter.

     With respect to the issuance of first mortgage bonds under the Company's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $388,000,000. The Company is currently able to issue $986,000,000 principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Based upon earnings for 1995, the Company would be permitted, under the earnings coverage test contained in its charter, to issue at least $1,539,000,000 of preferred stock at an assumed dividend rate of 8.25%. If the Company were to issue additional debt at or prior to the time it issued preferred stock, the amount of preferred stock which would be issuable would be reduced.

     To the extent that coverage requirements or market conditions restrict the Companies' abilities to issue desired amounts of first mortgage bonds or preferred stock, the Companies may seek other methods of financing. Such financings could include the sale of common stock and preference stock or of such other types of securities as might be authorized by applicable regulatory authorities which would not otherwise be sold and could result in annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred.

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

     In 1986, a law was passed which extended the jurisdiction of the PUCO to nonutility affiliates of holding companies exempt under
Section 3(a)(1) and 3(a)(2) of the Public Utility Holding Company Act of 1935 (1935 Act) to the extent that the activities of such affiliates affect or relate to the cost of providing electric utility service in Ohio. The law, among other things, requires PUCO approval of investments in, or the transfer of assets to,

                              - 4 -
nonutility affiliates. Investments in such affiliates are limited to 15% of the aggregate capitalization of the holding company on a consolidated basis. The Company is an exempt holding company under
Section 3(a)(2) of the 1935 Act, but the law has not had any effect on its operations as they are currently conducted.

     The Energy Policy Act of 1992 (1992 Act) amended portions of the 1935 Act, providing independent power producers and other nonregulated generating facilities easier entry into electric generation markets. The 1992 Act also amended portions of the Federal Power Act, authorizing the FERC, under certain circumstances, to mandate access to utility-owned transmission facilities.

     PUCO Rate Matters

     On October 18, 1995, the PUCO approved the Company's Rate Reduction and Economic Development Plan (Regulatory Plan). The Regulatory Plan is designed to enhance and accelerate economic development within the Company's service area and to assure the Company's customers of long-term competitive pricing for energy services.

     Under the Regulatory Plan, the Company agreed to freeze base electric rates until December 31, 2005, unless additional revenues are needed to recover the costs of changes in environmental, regulatory or tax laws or regulations. Also, as part of the Regulatory Plan, transition rate credits were implemented for customers on November 1, 1995, which are expected to reduce operating revenues by approximately $600,000,000 during the Regulatory Plan period. The Regulatory Plan also established a revised fuel recovery rate formula which eliminated the automatic pass-through of fuel costs to the Company's retail customers (see "Ohio Fuel Recovery Procedures").

     All of the Company's regulatory assets are now being recovered under provisions of the Regulatory Plan. In addition, the PUCO authorized the Company to recognize additional depreciation expense related to its generating assets and additional amortization of regulatory assets during the ten-year Regulatory Plan period of at least $2,000,000,000 more than the amount that would have been recognized if the Regulatory Plan were not in effect. These additional amounts are being recovered through current rates. Among other provisions, the Regulatory Plan also limits the Company's annual earnings on common stock; any amounts otherwise earned in excess of the limitation would be credited to the Company's retail customers in a future period.

     PPUC Rate Matters

     On March 7, 1996, Penn Power filed a petition and application with the PPUC requesting approval of a Rate Stability and Economic

                              - 5 -
Development Plan (Plan). The Plan, which would remain in effect unless certain significant events occur, provides for the roll-in to base rates of the energy cost rate and the freezing of base rates for a ten-year period. A major component of the Plan is the commitment to reduce fixed costs during the ten-year period. Penn Power expects to recognize additional depreciation expense related to generating assets and additional amortization of regulatory assets during the ten-year Plan period of at least $330,000,000 more than the amount that would have been recognized if the Plan were not in effect. Additionally, the Plan provides for an increase in contributions to Penn Power's nuclear decommissioning trusts amounting to $28,000,000 over the ten-year period. The entire $358,000,000 would be recovered through current rates.

     FERC Rate Matters

     Rates for the Companies' respective wholesale customers are regulated by the FERC. The Company's tariff for its customers was approved by the FERC in 1989. Penn Power has agreements to sell power to four wholesale customers; two of the agreements expire in March 1997, and the other two will be in effect until September 1999. A former municipal customer of Penn Power signed a contract with another energy supplier in November 1995. Penn Power and the former customer are in dispute over Penn Power's proposed transmission rate. Both parties have filed proposals with the FERC requesting it to establish final terms. FERC has accepted the proposed transmission rate, subject to refund upon hearing.

     Ohio Fuel Recovery Procedures

     In accordance with the Regulatory Plan, the Company's
Electric Fuel Component (EFC) rate will be frozen until December 31, 2005, subject only to limited periodic adjustments. The rate will be adjusted annually based on changes in the GDP Implicit Price Deflator, unless significant changes in environmental, regulatory or tax laws or regulations increase or decrease the cost of fuel. Such changes in laws, regulations and/or taxes would require PUCO approval to be reflected as an adjustment to the EFC rate. Furthermore, for the period July 1, 1996 through July 1, 1999, the EFC rate will be limited to the average fuel cost rate of certain utilities within the state. Commencing July 1, 2000, the EFC rate will be limited to 97% of the average fuel cost rate of these companies. The average fuel cost rate for these utilities may be adjusted by the PUCO to reflect any significant changes in the Phase II environmental compliance plans of such companies involving capital additions or equipment utilization.

Nuclear Regulation

     The construction and operation of nuclear generating units are subject to the regulatory jurisdiction of the Nuclear
Regulatory Commission (NRC) including the issuance by it of

                              - 6 -
construction permits and operating licenses. The NRC's procedures with respect to application for construction permits and operating licenses afford opportunities for interested parties to request public hearings on health, safety, environmental and antitrust issues. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards with resulting delay and added costs. The possibility also exists for modification, denial or revocation of licenses or permits. Full power operating licenses were issued for Beaver Valley Unit 1, Perry and Beaver Valley Unit 2 on July 1, 1976, November 13, 1986 and August 14, 1987, respectively.

     The NRC has promulgated and continues to promulgate regulations related to the safe operation of nuclear power plants. The Companies cannot predict what additional regulations will be promulgated or design changes required or the effect that any such regulations or design changes, or the consideration thereof, may have upon the Beaver Valley and Perry plants. Although the Companies have no reason to anticipate an accident at any nuclear plant in which they have an interest, if such an accident did happen, it could have a material but presently undeterminable adverse effect on the Company's consolidated financial position. In addition, such an accident at any operating nuclear plant, whether or not owned by the Companies, could result in regulations or requirements that could affect the operation or licensing of plants that the Companies do own with a consequent but presently undeterminable adverse impact, and could affect the Companies' abilities to raise funds in the capital markets.

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


                              - 7 -
     In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective interests in the Beaver Valley Station and the Perry Plant, which provide an aggregate indemnity of up to approximately $414,000,000 for replacement power costs incurred during an outage after an initial 21-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $4,100,000.

     The Companies are insured as to their respective interests in the Beaver Valley Station and Perry Plant under property damage insurance provided by American Nuclear Insurers, Mutual Atomic Energy Liability Underwriters and NEIL to the operating company for each plant. Under these arrangements, $2,750,000,000 of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided for the Beaver Valley Station and the Perry Plant. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $13,300,000 during a policy year.

     The Companies intend to maintain insurance against nuclear risks as described above as long as it is available. To the extent that replacement power, property damage, decontamination, decommissioning, repair and replacement costs and other such costs arising from a nuclear incident at any of the Companies' plants exceed the policy limits of the insurance in effect with respect to that plant, to the extent a nuclear incident is determined not to be covered by the Companies' insurance policies, or to the extent such insurance becomes unavailable in the future, the Companies would remain at risk for such costs.

     The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1,060,000,000 or the amount generally available from private sources, whichever is less. The proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to

                              - 8 -
commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Companies are unable to predict what effect these requirements may have on the availability of insurance proceeds to the Companies for the Companies' bondholders.

Environmental Matters

     Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated capital expenditures for environmental compliance of approximately
$17,000,000, which is included in the construction estimate given under "Capital Requirements" for 1996 through 2000.

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

     The Companies are in compliance with the SO2 and nitrogen oxides (NOx) reduction requirements for 1995 under the Clean Air Act Amendments of 1990. SO2 reductions for the years 1995 through 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. EPA is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Companies continue to evaluate their compliance plans and other compliance options.

     The Companies are required to meet federally approved SO2 regulations. Violations of such regulations can result in shutdown of the generating unit involved and/or civil or criminal penalties of up to $25,000 for each day the unit is in violation. The EPA has an interim enforcement policy for SO2 regulations in Ohio that

                              - 9 -
allows for compliance based on a 30-day averaging period. The EPA has proposed regulations that could change the interim enforcement policy, including the method of determining compliance with emission limits. The Companies cannot predict what action the EPA may take in the future with respect to proposed regulations or the interim enforcement policy.

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

     The Pennsylvania Department of Environmental Resources (DER) issued regulations dealing with the storage, treatment, transportation and disposal of residual waste such as coal ash and scrubber sludge. These regulations impose additional requirements relating to permitting, ground water monitoring, leachate collection systems, closure, liability insurance and operating matters. Penn Power recently entered into an agreement with the Pennsylvania Department of Environmental Protection (formerly DER) resolving the major repermitting issues for the Bruce Mansfield Plant's waste disposal facility. As a result of the agreement, the Companies expect that the increased costs of compliance with these regulations will not be material.


                              - 10 -
     Summary

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

Fuel Supply

     The Companies' sources of generation during 1995 were 74.0% coal and 26.0% nuclear. Over two-thirds of the Company's annual coal purchase requirements are supplied under long-term contracts. These contracts have minimum annual tonnage levels of approximately 5,300,000 tons (including the Company's portion of the coal purchase contract relating to the Bruce Mansfield Plant discussed below). This contract coal is produced primarily from mines located in Ohio, Pennsylvania, Kentucky and West Virginia; the contracts expire at various times through February 28, 2003.

     The Companies estimate their 1996 coal requirements to be approximately 9,800,000 tons (including their respective shares of the coal requirements of CAPCO's W. H. Sammis Unit 7 and the Bruce Mansfield Plant). See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

     The Companies, together with the other CAPCO companies, have each severally guaranteed (the Company's and Penn Power's composite percentages being approximately 46.8% and 6.7%, respectively) certain debt and lease obligations in connection with a coal supply

                              - 11 -
contract for the Bruce Mansfield Plant (see Note 7 of Notes to Consolidated Financial Statements). As of December 31, 1995, the Companies' shares of the guarantees were $72,851,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract extends to December 31, 1999.

     The Companies' fuel costs (excluding disposal costs) for each of the five years ended December 31, 1995, were as follows:

                             1995   1994    1993    1992    1991
                             ----   ----    ----    ----    ----
Cost of fuel consumed per
 million BTUs:
  Coal                      $1.36  $1.36   $1.37   $1.40   $1.40
  Nuclear                   $ .65  $ .75   $ .76   $ .83   $ .87
Average fuel cost per
 kilowatt-hour
 generated (cents)           1.22   1.26    1.31    1.31    1.34

     Nuclear Fuel

     OES Fuel is the sole lessor for the Companies' nuclear fuel requirements (see "Capital Requirements" and Note 5F of Notes to
Consolidated Financial Statements).

     The Companies and OES Fuel have contracts for the supply of uranium sufficient to meet projected needs through 2000 and conversion services sufficient to meet projected needs through 2001. Fabrication services for fuel assemblies have been contracted by the CAPCO companies for the next four reloads for Beaver Valley Unit 1, two reloads for Beaver Valley Unit 2 (through approximately 2000 and 1998, respectively), and the next six reloads for Perry (through approximately 2004). The Companies have a contract with U.S. Enrichment Corporation for the majority of their enrichment requirements for nuclear fuel through 2014.

     Prior to the expiration of existing commitments, the Companies intend to make additional arrangements for the supply of uranium and for the subsequent conversion, enrichment, fabrication, reprocessing and/or waste disposal services, the specific prices and availability of which are not known at this time. Due to the present lack of availability of domestic reprocessing services, to the continuing absence of any program to begin development of such reprocessing capability and questions as to the economics of reprocessing, the Companies are calculating nuclear fuel costs based on the assumption that spent fuel will not be reprocessed. On-site spent fuel storage facilities for the Perry Plant are expected to be adequate through 2010; facilities at Beaver Valley Units 1 and 2 are expected to be adequate through 2011 and 2005, respectively. After on-site storage capacity is exhausted, additional storage capacity will have to be obtained which could

                              - 12 -
result in significant additional costs unless reprocessing services or permanent waste disposal facilities become available. The Federal Nuclear Waste Policy Act of 1982 provides for the construction of facilities for the disposal of high-level nuclear wastes, including spent fuel from nuclear power plants operated by electric utilities; however, the selection of a suitable site has become embroiled in the political process. Duquesne and CEI have each previously entered into contracts with the U.S. Department of Energy for the disposal of spent fuel from the Beaver Valley Power Station and the Perry Plant, respectively.

System Capacity and Reserves

     The 1995 net maximum hourly demand on the Companies of 6,332,000 kilowatts (kW) (including 450,000 kW of firm power sales which extend through 2005 as discussed under "Competition") occurred on August 15, 1995. The seasonal capability of the Companies on that day was 6,489,000 kW. Of that system capability, 2.2% was available to serve additional load, after giving effect to net firm and capacity purchases at that hour of 864,000 kW and term power sales to other utilities. Based on existing capacity plans, the load forecast made in October 1995 and anticipated term power sales to other utilities, the capacity margins during the 1996-2000 period are expected to range from about 6% to 10%.

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

                              - 13 -
     Technological advances and regulatory changes are driving forces toward increasing competition in the energy market. In addition, many large electricity users continue to push for some form of retail wheeling, which would enable retail customers to purchase electricity from producers other than the local utility. In February 1996, the PUCO approved a change allowing large industrial customers that have interruptible service contracts to buy their power from other sources when they have been advised by their local utility that service will be interrupted. While regulators appear to be reluctant to pursue full retail wheeling (primarily because of the adverse impact retail wheeling would have on small users) the debate could place further downward pressure on the Companies' prices in the future.

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

Research and Development

     The Company participates in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generating, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 1995, approximately 82% of the Company's research and development expenditures were related to EPRI.

     The Company also participates in various research and development efforts by sponsoring clean coal technology demonstration projects at Company-owned coal-fired units. These projects are designed to derive alternate ways of using coal that would otherwise be environmentally unacceptable. In addition to researching environmentally acceptable ways of burning coal, the Company is also researching technology which will produce ash waste with properties and characteristics different from present fly ash and bottom ash, with the initial goal of producing marketable products for use in agronomy and civil engineering applications.


                              - 14 -
Executive Officers

     The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                              Position Held During
      Name        Age           Past Five Years           Dates
----------------  ---  -----------------------------  -------------

W. R. Holland     59   President and Chief Executive
                        Officer                        1993-present
                       President and Chief Operating
                        Officer                        1991-1993
                       Senior Vice President of
                        Detroit Edison Company         *-1991

A. J. Alexander   44   Senior Vice President and
                        General Counsel                1991-present
                       Vice President and General
                        Counsel                        *-1991

H. P. Burg        49   Senior Vice President and
                        Chief Financial Officer        *-present

R. J. McWhorter   63   Senior Vice President-
                        Generating Plant and
                        Transmission Operations        *-present

E. T. Carey       53   Vice President-Division
                        Operations and Customer
                        Service                        1995-present
                       Vice President-Marketing
                        and Customer Service Support   1994-1995
                       Manager, Performance
                        Initiatives                    1993-1994
                       Division Manager                *-1993

A. R. Garfield    57   Vice President-System
                        Operations                     1991-present
                       Manager, System Operations      *-1991

J. A. Gill        58   Vice President-Administration   *-present

B. M. Miller      63   Vice President-Engineering
                        and Construction               *-present

D. L. Yeager      61   Vice President-Special
                        Projects                       *-present


                              - 15 -
N. C. Ashcom      48   Secretary                       1994-present
                       Assistant Secretary             *-1994

R. H. Marsh       45   Treasurer                       1991-present
                       Manager, Assets
                        Administration                 *-1991

H. L. Wagner      43   Comptroller                     *-present

*Indicates position held at least since January 1, 1991.

     At December 31, 1995, the Company had 3,592 employees and
Penn Power had 1,220 employees for a total of 4,812 employees for the Companies.

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

     The Companies own, individually or together with one or more of the other CAPCO companies as tenants in common, and/or lease, the generating units in service as of March 1, 1996, shown on the table below.




                        Net Demonstrated              Interest
                                              ---------------------
                         Capacity (kW)                        Penn
                       ------------------
                                 Companies'    Ohio Edison    Power
                                              -------------
Plant-Location   Unit    Total  Entitlement   Owned   Leased  Owned
---------------- ---- --------- ----------- ------- ------- -------
Coal-Fired Units

R.E. Burger-      3-5   406,000    406,000  100.00%     -       -
  Shadyside, OH
B. Mansfield-      1    780,000    501,000   60.00%     -     4.20%
  Shippingport, PA 2    780,000    360,000   39.30%     -     6.80%
                   3    800,000    335,000   35.60%     -     6.28%
New Castle-       3-5   333,000    333,000     -        -   100.00%
  W. Pittsburg, PA
Niles-Niles, OH   1-2   216,000    216,000  100.00%     -       -
W.H. Sammis-      1-6 1,620,000  1,620,000  100.00%     -       -

                              - 16 -
  Stratton, OH     7    600,000    413,000   48.00%     -    20.80%

Nuclear Units

Beaver Valley-     1    810,000    425,000   35.00%     -    17.50%
 Shippingport, PA  2    820,000    343,000   20.22%   21.66%    -
Perry-                1,194,000    421,000   17.42%*  12.58%  5.24%
 N. Perry Village, OH

Oil/Gas-Fired Units

Edgewater-Lorain,
 OH                4    100,000    100,000  100.00%     -       -
West Lorain-
 Lorain, OH        1    120,000    120,000  100.00%     -       -
Other                   164,000    164,000   84.82%     -    15.18%
                                 ---------
  Total                          5,757,000
                                 =========

* Represents portion leased from a wholly owned subsidiary of the Company.

     Prolonged outages of existing generating units might make it necessary for the Companies, depending upon the demand for electric service upon their system, to use to a greater extent than otherwise, less efficient and less economic generating units, or purchased power, and in some cases may require the reduction of load during peak periods under the Companies' interruptible programs, all to an extent not presently determinable.

     The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV.
The Companies' overhead and underground transmission lines aggregate 4,576 miles.

     The Companies' electric distribution systems include 26,114 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own, individually or together with one or more of the other CAPCO companies as tenants in common, 443 substations with a total installed transformer capacity of 24,380,724 kilovolt-amperes, of which 69 are transmission substations, including 9 located at generating plants.

     The Company's transmission lines also interconnect with those of American Electric Power Company, CEI, The Dayton Power and Light Company, Duquesne, Monongahela Power Company and Toledo; Penn Power's interconnect with those of Duquesne and West Penn Power Company. These interconnections make possible utilization by the Company and Penn Power of generating capacity constructed as a part

                              - 17 -
of the CAPCO program, as well as providing opportunities for the sale of power to other utilities.

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                               PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
        HOLDER MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by Items 5 through 8 is incorporated herein by reference to the Common Stock Data, Classification of Holders of Common Stock as of December 31, 1995, Selected Financial Data, Management's Discussion and Analysis of
Results of Operations and Financial Condition, and Consolidated
Financial Statements included on pages 13 through 30 in the Company's 1995 Annual Report to Stockholders (Exhibit 13).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-
        ING AND FINANCIAL DISCLOSURE

        None.

                            PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10, with respect to Identification of Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's 1996 Proxy Statement filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business- Executive Officers" herein.

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                              - 18 -
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Items 11, 12 and 13 is incorporated herein by reference to the Company's 1996 Proxy
Statement filed with the SEC pursuant to Regulation 14A.

                            PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
         FORM 8-K

(a) 1. Financial Statements

       Included in Part II of this report and incorporated herein by reference to the Company's 1995 Annual Report to Stockholders
(Exhibit 13 below) at the pages indicated.

                                                      Page No.
                                                      --------

     Consolidated Statements of Income-Three Years
       Ended December 31, 1995........................... 17
     Consolidated Balance Sheets-December 31,
       1995 and 1994..................................... 18
     Consolidated Statements of Retained Earnings-
       Three Years Ended December 31, 1995............... 19
     Consolidated Statements of Capital Stock and
       Other Paid-In Capital-Three Years Ended
       December 31, 1995................................. 19
     Consolidated Statements of Capitalization-
       December 31, 1995 and 1994........................20-21
     Consolidated Statements of Cash Flows-Three
       Years Ended December 31, 1995..................... 22
     Consolidated Statements of Taxes-Three Years
       Ended December 31, 1995........................... 23
     Notes to Consolidated Financial Statements..........24-30
     Report of Independent Public Accountants............ 30

    2.  Financial Statement Schedules

        Included in Part IV of this report:

                                                      Page No.
                                                      --------

     Report of Independent Public Accountants............ 29
     Schedule - Three Years Ended December 31, 1995:

          II - Consolidated Valuation and
                 Qualifying Accounts..................... 30



                              - 19 -
     Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit
Number
-------

         3-1 - Amended Articles of Incorporation, Effective June
               21, 1994, constituting the Company's Articles of
               Incorporation. (1994 Form 10-K, Exhibit 3-1.)

         3-2 - Code of Regulations of the Company as amended
               April 24, 1986. (Registration No. 33-5081, Exhibit
               (4)(d).)

(B)      4-1 - Indenture dated as of August 1, 1930 between the
               Company and Bankers Trust Company, as Trustee, as amended and supplemented by Supplemental
               Indentures:

   Dated as of        File Reference              Exhibit No.
   -----------        --------------              -----------

  March 3, 1931      2-1725                       B-1,B-1(a),B-1(b)
  November 1, 1935   2-2721                       B-4
  January 1, 1937    2-3402                       B-5
  September 1, 1937  Form 8-A                     B-6
  June 13, 1939      2-5462                       7(a)-7
  August 1, 1974     Form 8-A, August 28, 1974    2(b)
  July 1, 1976       Form 8-A, July 28, 1976      2(b)
  December 1, 1976   Form 8-A, December 15, 1976  2(b)
  June 15, 1977      Form 8-A, June 27, 1977      2(b)

Supplemental Indentures:

   Dated as of        File Reference              Exhibit No.
   -----------        --------------              -----------
   September 1, 1944  2-61146                     2(b)(2)
   April 1, 1945      2-61146                     2(b)(2)
   September 1, 1948  2-61146                     2(b)(2)
   May 1, 1950        2-61146                     2(b)(2)
   January 1, 1954    2-61146                     2(b)(2)
   May 1, 1955        2-61146                     2(b)(2)
   August 1, 1956     2-61146                     2(b)(2)
   March 1, 1958      2-61146                     2(b)(2)
   April 1, 1959      2-61146                     2(b)(2)



                              - 20 -

   Dated as of        File Reference              Exhibit No.
   -----------        --------------              -----------
   June 1, 1961       2-61146                     2(b)(2)
   September 1, 1969  2-34351                     2(b)(2)
   May 1, 1970        2-37146                     2(b)(2)
   September 1, 1970  2-38172                     2(b)(2)
   June 1, 1971       2-40379                     2(b)(2)
   August 1, 1972     2-44803                     2(b)(2)
   September 1, 1973  2-48867                     2(b)(2)
   May 15, 1978       2-66957                     2(b)(4)
   February 1, 1980   2-66957                     2(b)(5)
   April 15, 1980     2-66957                     2(b)(6)
   June 15, 1980      2-68023                     (b)(4)(b)(5)
   October 1, 1981    2-74059                     (4)(d)
   October 15, 1981   2-75917                     (4)(e)
   February 15, 1982  2-75917                     (4)(e)
   July 1, 1982       2-89360                     (4)(d)
   March 1, 1983      2-89360                     (4)(e)
   March 1, 1984      2-89360                     (4)(f)
   September 15, 1984 2-92918                     (4)(d)
   September 27, 1984 33-2576                     (4)(d)
   November 8, 1984   33-2576                     (4)(d)
   December 1, 1984   33-2576                     (4)(d)
   December 5, 1984   33-2576                     (4)(e)
   January 30, 1985   33-2576                     (4)(e)
   February 25, 1985  33-2576                     (4)(e)
   July 1, 1985       33-2576                     (4)(e)
   October 1, 1985    33-2576                     (4)(e)
   January 15, 1986   33-8791                     (4)(d)
   May 20, 1986       33-8791                     (4)(d)
   June 3, 1986       33-8791                     (4)(e)
   October 1, 1986    33-29827                    (4)(d)
   July 15, 1989      33-34663                    (4)(d)
   August 25, 1989    33-34663                    (4)(d)
   February 15, 1991  33-39713                    (4)(d)
   May 1, 1991        33-45751                    (4)(d)
   May 15, 1991       33-45751                    (4)(d)
   September 15, 1991 33-45751                    (4)(d)
   April 1, 1992      33-48931                    (4)(d)
   June 15, 1992      33-48931                    (4)(d)
   September 15, 1992 33-48931                    (4)(e)
   April 1, 1993      33-51139                    (4)(d)
   June 15, 1993      33-51139                    (4)(d)
   September 15, 1993 33-51139                    (4)(d)
   November 15, 1993  1-2578                      (4)(2)
   April 1, 1995      (A)                         (4)(2)
   May 1, 1995        (A)                         (4)(2)
   July 1, 1995       (A)                         (4)(2)





                              - 21 -
Exhibit
Number
-------
         10-1   - Administration Agreement between the CAPCO Group
                  dated as of September 14, 1967. (Registration
                  No. 2-43102, Exhibit 5(c)(2).)

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

         10-5   - Agreement for the Termination or Construction of
                  Certain Agreements effective September 1, 1980 among the CAPCO Group. (Registration No. 2-
                  68906, Exhibit 10-4.)

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

         10-9   - Amendment No. 3 dated July 1, 1984 to CAPCO
                  Basic Operating Agreement, as amended
                  September 1, 1980. (1985 Form 10-K, Exhibit
                  10-7.)

         10-10  - Basic Operating Agreement between the CAPCO
                  Companies as amended October 1, 1991. (1991 Form 10-K, Exhibit 10-8.)


                              - 22 -

Exhibit
Number
-------
         10-11  - Basic Operating Agreement between the CAPCO
                  Companies as amended January 1, 1993. (1993 Form 10-K, Exhibit 10-11.)

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

         10-17 - Participation Agreement No. 2 relating to the financing of the development of certain coal mines, dated as of August 1, 1974, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit

                              - 23 -
Exhibit
Number
-------
                  Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration No. 2-53059,
                  Exhibit 5(h)(2).)

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

         10-22  - Participation Agreement No. 6 dated as of
                  December 1, 1991 among Quarto Mining Company, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company, the Loan Participants listed in

                              - 24 -
Exhibit
Number
-------
                  Schedule A thereto, National City Bank, as
                  Mortgage Bond Trustee and National City Bank, as Refunding Bond Trustee. (1991 Form 10-K, Exhibit 10-19.)

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



                              - 25 -
Exhibit
Number
-------
         10-29  - Amendment No. 4 dated as of July 1, 1985 to the
                  Trust Indenture and Mortgage dated as of October 1, 1973, as amended between Quarto Mining
                  Company and National City Bank as Bond Trustee.
                  (1985 Form 10-K, Exhibit 10-28.)

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

         10-37 - Amendment No. 6B dated as of December 30, 1991, to the Bond Guaranty dated as of October 1, 1973

                              - 26 -
Exhibit
Number
-------
                  by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34.)

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

         10-41  - Restructuring Agreement dated as of April 1,
                  1985 among Quarto Mining Company, the Company and the other CAPCO Companies, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants signatories thereto, Central National Bank of Cleveland, as Owner Trustee and National City Bank as Loan Trustee and Bond Trustee. (1985 Form 10-K,
                  Exhibit 10-33.)

         10-42 - Unsecured Note Guaranty dated as of July 1, 1985 by the CAPCO Companies to General Electric
                  Credit Corporation. (1985 Form 10-K, Exhibit 10-
                  34.)

         10-43 - Memorandum of Understanding dated March 31, 1985 among the CAPCO Companies. (1985 Form 10-K,
                  Exhibit 10-35.)

(A)(C)   10-44  - Ohio Edison System Executive Supplemental Life
                  Insurance Plan.



                              - 27 -
Exhibit
Number
-------
(A)(C)   10-45  - Ohio Edison System Executive Incentive
                  Compensation Plan.

(A)(C)   10-46  - Ohio Edison System Restated and Amended
                  Executive Deferred Compensation Plan.

(A)(C)   10-47  - Ohio Edison System Restated and Amended
                  Supplemental Executive Retirement Plan.

(A)(C)   10-48  - Severance pay agreement between Ohio Edison
                  Company and W. R. Holland.

(A)(C)   10-49  - Severance pay agreement between Ohio Edison
                  Company and H. P. Burg.

(A)(C)   10-50  - Severance pay agreement between Ohio Edison
                  Company and A. J. Alexander.

(A)(C)   10-51  - Severance pay agreement between Ohio Edison
                  Company and J. A. Gill.

(D)      10-52  - Participation Agreement dated as of March 16,
                  1987 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K,
                  Exhibit 28-1.)

(D)      10-53  - Amendment No. 1 dated as of September 1, 1987 to
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

(D)      10-54  - Amendment No. 3 dated as of May 16, 1988 to
                  Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, The First National Bank of Boston,

                              - 28 -
Exhibit
Number
-------
                  as Owner Trustee, Irving Trust Company, as
                  Indenture Trustee, and Ohio Edison Company, as
                  Lessee. (1992 Form 10-K, Exhibit 10-47.)

(D)      10-55  - Amendment No. 4 dated as of November 1, 1991 to
                  Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K,
                  Exhibit 10-47.)

(D)      10-56  - Amendment No. 5 dated as of November 24, 1992 to
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

(D)      10-57  - Amendment No. 6 dated as of January 12, 1993 to
                  Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K,
                  Exhibit 10-50.)

(D)      10-58  - Amendment No. 7 dated as of October 12, 1994 to
                  Participation Agreement dated as of March 16, 1987 as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-54.)



                              - 29 -
Exhibit
Number
-------
(D)      10-59  - Facility Lease dated as of March 16, 1987
                  between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1986 Form 10-K, Exhibit 28-2.)

(D)      10-60  - Amendment No. 1 dated as of September 1, 1987 to
                  Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as
                  Owner Trustee, Lessor and Ohio Edison Company,
                  Lessee. (1991 Form 10-K, Exhibit 10-49.)

(D)      10-61  - Amendment No. 2 dated as of November 1, 1991, to
                  Facility Lease dated as of March 16, 1987, between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-50.)

(D)      10-62  - Amendment No. 3 dated as of November 24, 1992 to
                  Facility Lease dated as of March 16, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K,
                  Exhibit 10-54.)

(D)      10-63  - Amendment No. 4 dated as of January 12, 1993 to
                  Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                  Exhibit 10-59.)

(D)      10-64  - Amendment No. 5 dated as of October 12, 1994 to
                  Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                  Exhibit 10-60.)

(D)      10-65  - Letter Agreement dated as of March 19, 1987
                  between Ohio Edison Company, Lessee, and The
                  First National Bank of Boston, as Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-3.)

                              - 30 -
Exhibit
Number
-------
(D)      10-66  - Ground Lease dated as of March 16, 1987 between
                  Ohio Edison Company, Ground Lessor, and The
                  First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with the Owner Participant, Tenant. (1986 Form 10-K, Exhibit 28-4.)

(D)      10-67  - Trust Agreement dated as of March 16, 1987
                  between Perry One Alpha Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-5.)

(D)      10-68  - Trust Indenture, Mortgage, Security Agreement
                  and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K,
                  Exhibit 28-6.)

(D)      10-69  - Supplemental Indenture No. 1 dated as of
                  September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee and Irving Trust Company (now The Bank of New
                  York), as Indenture Trustee. (1991 Form 10-K,
                  Exhibit 10-55.)

(D)      10-70  - Supplemental Indenture No. 2 dated as of
                  November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-56.)

(D)      10-71  - Tax Indemnification Agreement dated as of March
                  16, 1987 between Perry One, Inc. and PARock
                  Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1986 Form 10-K,
                  Exhibit 28-7.)

(D)      10-72  - Amendment No. 1 dated as of November 1, 1991 to
                  Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-58.)

                              - 31 -
Exhibit
Number
-------
(D)      10-73  - Amendment No. 2 dated as of January 12, 1993 to
                  Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-69.)

(D)      10-74  - Amendment No. 3 dated as of October 12, 1994 to
                  Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-70.)

(D)      10-75  - Partial Mortgage Release dated as of March 19,
                  1987 under the Indenture between Ohio Edison
                  Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August, 1930. (1986 Form 10-K, Exhibit 28-8.)

(D)      10-76  - Assignment, Assumption and Further Agreement
                  dated as of March 16, 1987 among The First
                  National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-9.)

(D)      10-77  - Additional Support Agreement dated as of March
                  16, 1987 between The First National Bank of
                  Boston, as Owner Trustee under a Trust
                  Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-10.)

(D)      10-78  - Bill of Sale, Instrument of Transfer and
                  Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership. (1986 Form 10-K, Exhibit 28- 11.)

(D)      10-79  - Easement dated as of March 16, 1987 from Ohio
                  Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Grantee. (1986 Form 10-K, File Exhibit 28-12.)

                              - 32 -
Exhibit
Number
-------
         10-80  - Participation Agreement dated as of March 16,
                  1987 among Security Pacific Capital Leasing
                  Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, as Exhibit 28-13.)

         10-81  - Amendment No. 1 dated as of September 1, 1987 to
                  Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, The Original Loan Participants Listed in Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K,
                  Exhibit 10-65.)

         10-82  - Amendment No. 4 dated as of November 1, 1991, to
                  Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-66.)

         10-83  - Amendment No. 5 dated as of November 24, 1992 to
                  Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-71.)

         10-84  - Amendment No. 6 dated as of January 12, 1993 to
                  Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP

                              - 33 -
Exhibit
Number
-------
                  Funding Corporation, as Funding Corporation,
                  PNPP II Funding Corporation, as New Funding
                  Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-80.)

         10-85  - Amendment No. 7 dated as of October 12, 1994 to
                  Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-81.)

         10-86 - Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, Lessor, and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-14.)

         10-87  - Amendment No. 1 dated as of September 1, 1987 to
                  Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as
                  Owner Trustee, Lessor and Ohio Edison Company,
                  Lessee. (1991 Form 10-K, Exhibit 10-68.)

         10-88  - Amendment No. 2 dated as of November 1, 1991 to
                  Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-69.)

         10-89  - Amendment No. 3 dated as of November 24, 1992 to
                  Facility Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-75.)

         10-90  - Amendment No. 4 dated as of January 12, 1993 to
                  Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific

                              - 34 -
Exhibit
Number
-------
                  Capital Leasing Corporation, as Owner
                  Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-76.)

         10-91  - Amendment No. 5 dated as of October 12, 1994 to
                  Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-87.)

         10-92 - Letter Agreement dated as of March 19, 1987 between Ohio Edison Company, as Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-15.)

         10-93  - Ground Lease dated as of March 16, 1987 between
                  Ohio Edison Company, Ground Lessor, and The
                  First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Tenant. (1986 Form 10-K, Exhibit 28-16.)

         10-94 - Trust Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing
                  Corporation, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K,
                  Exhibit 28-17.)

         10-95 - Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-18.)

         10-96  - Supplemental Indenture No. 1 dated as of
                  September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and Irving Trust Company (now The Bank of New
                  York), as Indenture Trustee. (1991 Form 10-K,
                  Exhibit 10-74.)
                              - 35 -
Exhibit
Number
-------
         10-97  - Supplemental Indenture No. 2 dated as of
                  November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-75.)

         10-98  - Tax Indemnification Agreement dated as of March
                  16, 1987 between Security Pacific Capital
                  Leasing Corporation, as Owner Participant, and
                  Ohio Edison Company, as Lessee. (1986 Form 10-K,
                  Exhibit 28-19.)

         10-99  - Amendment No. 1 dated as of November 1, 1991 to
                  Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-77.)

         10-100 - Amendment No. 2 dated as of January 12, 1993 to
                  Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-96.)

         10-101 - Amendment No. 3 dated as of October 12, 1994 to
                  Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-97.)

         10-102 - Assignment, Assumption and Further Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-20.)

         10-103 - Additional Support Agreement dated as of March
                  16, 1987 between The First National Bank of
                  Boston, as Owner Trustee under a Trust
                  Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Ohio Edison Company. (1986 Form 10-K,
                  Exhibit 28-21.)

                              - 36 -
Exhibit
Number
-------
         10-104 - Bill of Sale, Instrument of Transfer and
                  Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Buyer. (1986 Form 10-K, Exhibit 28-22.)

         10-105 - Easement dated as of March 16, 1987 from Ohio
                  Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

         10-106 - Refinancing Agreement dated as of November 1,
                  1991 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-82.)

         10-107 - Refinancing Agreement dated as of November 1,
                  1991 among Security Pacific Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-83.)

         10-108 - Ohio Edison Company Master Decommissioning Trust
                  Agreement for Perry Nuclear Power Plant Unit
                  One, Perry Nuclear Power Plant Unit Two, Beaver Valley Power Station Unit One and Beaver Valley Power Station Unit Two dated July 1, 1993. (1993 Form 10-K, Exhibit 10-94.)

         10-109 - Nuclear Fuel Lease dated as of March 31, 1989, between OES Fuel, Incorporated, as Lessor, and

                              - 37 -
Exhibit
Number
-------
                  Ohio Edison Company, as Lessee. (1989 Form 10-K,
                  Exhibit 10-62.)

         10-110 - Receivables Purchase Agreement dated as
                  November 28, 1989, as amended and restated as of April 23, 1993, between OES Capital,
                  Incorporated, Corporate Asset Funding Company,
                  Inc. and Citicorp North America, Inc. (1994 Form 10-K, Exhibit 10-106.)

         10-111 - Guarantee Agreement entered into by Ohio Edison
                  Company dated as of January 17, 1991. (1990 Form 10-K, Exhibit 10-64).

         10-112 - Transfer and Assignment Agreement among Ohio
                  Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1990 Form
                  10-K, Exhibit 10-65).

         10-113 - Renunciation of Payments and Assignment among
                  Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66).

         10-114 - Transfer and Assignment Agreement dated May 20,
                  1994 among Ohio Edison Company and Chemical
                  Bank, as trustee under the OE Power Contract
                  Trust. (1994 Form 10-K, Exhibit 10-110.)

         10-115 - Renunciation of Payments and Assignment among
                  Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

         10-116 - Transfer and Assignment Agreement dated
                  October 12, 1994 among Ohio Edison Company and
                  Chemical Bank, as trustee under the OE Power
                  Contract Trust. (1994 Form 10-K, Exhibit 10-
                  112.)

         10-117 - Renunciation of Payments and Assignment among
                  Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-113.)



                              - 38 -
Exhibit
Number
-------
(E)      10-118 - Participation Agreement dated as of
                  September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                  Exhibit 28-1.)

(E)      10-119 - Amendment No. 1 dated as of February 1, 1988, to
                  Participation Agreement dated as of
                  September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                  Exhibit 28-2.)

(E)      10-120 - Amendment No. 3 dated as of March 16, 1988 to
                  Participation Agreement dated as of
                  September 15, 1987, as amended, among Beaver
                  Valley Two Pi Limited Partnership, as Owner
                  Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K,
                  Exhibit 10-99.)

(E)      10-121 - Amendment No. 4 dated as of November 5, 1992 to
                  Participation Agreement dated as of
                  September 15, 1987, as amended, among Beaver
                  Valley Two Pi Limited Partnership, as Owner
                  Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

(E)      10-122 - Amendment No. 5 dated as of September 30, 1994
                  to Participation Agreement dated as of
                  September 15, 1987, as amended, among Beaver
                  Valley Two Pi Limited Partnership, as Owner
                  Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of

                              - 39 -
Exhibit
Number
-------
                  Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-118.)

(E)      10-123 - Facility Lease dated as of September 15, 1987,
                  between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-3.)

(E)      10-124 - Amendment No. 1 dated as of February 1, 1988, to
                  Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-4.)

(E)      10-125 - Amendment No. 2 dated as of November 5, 1992 to
                  Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

(E)      10-126 - Amendment No. 3 dated as of September 30, 1994
                  to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

(E)      10-127 - Ground Lease and Easement Agreement dated as of
                  September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, Tenant. (1987 Form 10-K, Exhibit 28- 5.)

(E)      10-128 - Trust Agreement dated as of September 15, 1987,
                  between Beaver Valley Two Pi Limited
                  Partnership, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K,
                  Exhibit 28-6.)

(E)      10-129 - Trust Indenture, Mortgage, Security Agreement
                  and Assignment of Facility Lease dated as of

                              - 40 -
Exhibit
Number
-------
                  September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-7.)

(E)      10-130 - Supplemental Indenture No. 1 dated as of
                  February 1, 1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two Pi Limited Partnership and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-8.)

(E)      10-131 - Tax Indemnification Agreement dated as of
                  September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General
                  Partners and Ohio Edison Company, as Lessee.
                  (1987 Form 10-K, Exhibit 28-9.)

(E)      10-132 - Amendment No. 1 dated as of November 5, 1992 to
                  Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-128.)

(E)      10-133 - Amendment No. 2 dated as of September 30, 1994
                  to Tax Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-129.)

(E)      10-134 - Tax Indemnification Agreement dated as of
                  September 15, 1987, between HG Power Plant,
                  Inc., as Limited Partner and Ohio Edison
                  Company, as Lessee. (1987 Form 10-K, Exhibit
                  28-10.)

(E)      10-135 - Amendment No. 1 dated as of November 5, 1992 to
                  Tax Indemnification Agreement dated as of
                  September 15, 1987, between HG Power Plant,
                  Inc., as Limited Partner and Ohio Edison
                  Company, as Lessee. (1994 Form 10-K, Exhibit 10-
                  131.)
                              - 41 -
Exhibit
Number
-------
(E)      10-136 - Amendment No. 2 dated as of September 30, 1994
                  to Tax Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-132.)

(E)      10-137 - Assignment, Assumption and Further Agreement
                  dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-11.)

(E)      10-138 - Additional Support Agreement dated as of
                  September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-12.)

(F)      10-139 - Participation Agreement dated as of
                  September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                  Exhibit 28-13.)

(F)      10-140 - Amendment No. 1 dated as of February 1, 1988, to
                  Participation Agreement dated as of
                  September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in Schedule I Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                  Exhibit 28-14.)



                              - 42 -
Exhibit
Number
-------
(F)      10-141 - Amendment No. 3 dated as of March 16, 1988 to
                  Participation Agreement dated as of
                  September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

(F)      10-142 - Amendment No. 4 dated as of November 5, 1992 to
                  Participation Agreement dated as of
                  September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-115.)

(F)      10-143 - Amendment No. 5 dated as of January 12, 1993 to
                  Participation Agreement dated as of
                  September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-139.)

(F)      10-144 - Amendment No. 6 dated as of September 30, 1994
                  to Participation Agreement dated as of
                  September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-140.)

(F)      10-145 - Facility Lease dated as of September 15, 1987,
                  between The First National Bank of Boston, as
                  Owner Trustee, with Chrysler Consortium
                  Corporation, Lessor, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-15.)

(F)      10-146 - Amendment No. 1 dated as of February 1, 1988, to
                  Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as

                              - 43 -
Exhibit
Number
-------
                  Owner Trustee, with Chrysler Consortium
                  Corporation, Lessor, and Ohio Edison Company,
                  Lessee. (1987 Form 10-K, Exhibit 28-16.)

(F)      10-147 - Amendment No. 2 dated as of November 5, 1992 to
                  Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K,
                  Exhibit 118.)

(F)      10-148 - Amendment No. 3 dated as of January 12, 1993 to
                  Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-119.)

(F)      10-149 - Amendment No. 4 dated as of September 30, 1994
                  to Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-145.)

(F)      10-150 - Ground Lease and Easement Agreement dated as of
                  September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, Tenant. (1987 Form 10-K, Exhibit 28-17.)

(F)      10-151 - Trust Agreement dated as of September 15, 1987,
                  between Chrysler Consortium Corporation, as
                  Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-18.)

(F)      10-152 - Trust Indenture, Mortgage, Security Agreement
                  and Assignment of Facility Lease dated as of September 15, 1987, between the First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K,
                  Exhibit 28-19.)

                              - 44 -
Exhibit
Number
-------
(F)      10-153 - Supplemental Indenture No. 1 dated as of
                  February 1, 1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-20.)

(F)      10-154 - Tax Indemnification Agreement dated as of
                  September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1987 Form 10-K,
                  Exhibit 28-21.)

(F)      10-155 - Amendment No. 1 dated as of November 5, 1992 to
                  Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                  Exhibit 10-151.)

(F)      10-156 - Amendment No. 2 dated as of January 12, 1993 to
                  Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                  Exhibit 10-152.)

(F)      10-157 - Amendment No. 3 dated as of September 30, 1994
                  to Tax Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K,
                  Exhibit 10-153.)

(F)      10-158 - Assignment, Assumption and Further Agreement
                  dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-22.)



                              - 45 -
Exhibit
Number
-------
(F)      10-159 - Additional Support Agreement dated as of
                  September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-23.)

         10-160 - Operating Agreement dated March 10, 1987 with respect to Perry Unit No. 1 between the CAPCO
                  Companies. (1987 Form 10-K, Exhibit 28-24.)

         10-161 - Operating Agreement for Bruce Mansfield Units
                  Nos. 1, 2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25.)

         10-162 - Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971 by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-
                  26.)

         10-163 - OE-APS Power Interchange Agreement dated
                  March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K,
                  Exhibit 28-27.)

         10-164 - OE-PEPCO Power Supply Agreement dated March 18,
                  1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28.)

         10-165 - Supplement No. 1 dated as of April 28, 1987, to the OE-PEPCO Power Supply Agreement dated
                  March 18, 1987, by and among Ohio Edison
                  Company, Pennsylvania Power Company, and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29.)

         10-166 - APS-PEPCO Power Resale Agreement dated March 18,
                  1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-30.)

(A)      12     - Consolidated fixed charge ratios.


                              - 46 -
Exhibit
Number
-------
(A)      13     - 1995 Annual Report to Stockholders. (Only those
                  portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

(A)      21     - List of Subsidiaries of the Registrant at
                  December 31, 1995.

(A)      23     - Consent of Independent Public Accountants.

(A)      27     - Financial Data Schedule.


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

     (b) Reports on Form 8-K

         The Company filed one report on Form 8-K since
         September 30, 1995. A report dated February 23, 1996, reported audited consolidated financial statements for the year ended December 31, 1995, and related matters.

                              - 47 -

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Ohio Edison Company:


     We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Ohio Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 8, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                   ARTHUR ANDERSEN LLP


Cleveland, Ohio
February 8, 1996





















                                      - 48 -

                                                                                   SCHEDULE II

                                        OHIO EDISON COMPANY
                            CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                           FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                          Additions
                                                 --------------------------
                                                 Charged           Charged
                                                (Credited)        (Credited)
                                   Beginning       to              to Other                      Ending
      Description                   Balance      Income            Accounts      Deductions      Balance
      -----------                  ---------    ----------        ----------     ----------      -------
                                                        (In Thousands)
Year Ended December 31, 1995:

  Accumulated provision for
    uncollectible accounts          $2,517        $5,236            $1,836 (a)    $7,061 (b)     $2,528
                                    ======        ======            ======        ======         ======

Year Ended December 31, 1994:

  Accumulated provision for
    uncollectible accounts          $6,907        $  (32)(c)        $1,998 (a)    $6,356 (b)     $2,517
                                    ======        ======            ======        ======         ======

Year Ended December 31, 1993:

  Accumulated provision for
    uncollectible accounts          $6,432        $8,002 (d)        $1,751 (a)    $9,278 (b)     $6,907
                                    ======        ======            ======        ======         ======

----------------------------
(a) Represents recoveries and reinstatements of accounts previously written off.
(b)  Represents the write-off of accounts considered to be uncollectible.
(c) Includes $4,136,000 reversal of bad debt expense due to PUCO authorization for automatic surcharge recovery.
(d)  Includes $2,291,000 related to the bankruptcy of a customer.

                                                     - 49 -
                            SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OHIO EDISON COMPANY


                       BY /s/ W. R. Holland
                          -----------------------------------------
                              W. R. Holland
                              President and Chief Executive Officer
Date: March 19, 1996

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/ W. R. Holland               /s/ H. P. Burg
-----------------------------   ----------------------------------
    W. R. Holland                   H. P. Burg
    President and Chief             Senior Vice President and
    Executive Officer and           Director
     Director (Principal            (Principal Financial Officer
     Executive Officer)              and Principal Accounting
                                     Officer)

/s/ Donald C. Blasius           /s/ Glenn H. Meadows
-----------------------------   ----------------------------------
    Donald C. Blasius               Glenn H. Meadows
    Director                        Director

/s/ Robert H. Carlson           /s/ Paul J. Powers
-----------------------------   ----------------------------------
    Robert H. Carlson               Paul J. Powers
    Director                        Director

/s/ Robert M. Carter            /s/ Charles W. Rainger
-----------------------------   ----------------------------------
    Robert M. Carter                Charles W. Rainger
    Director                        Director

/s/ Carol A. Cartwright
-----------------------------   ----------------------------------
    Carol A. Cartwright             George M. Smart
    Director                        Director




                              - 50 -
/s/ R. L. Loughhead             /s/ Jesse T. Williams, Sr.
-----------------------------   ----------------------------------
    R. L. Loughhead                 Jesse T. Williams, Sr.
    Director                        Director

/s/ Russell W. Maier
-----------------------------
    Russell W. Maier
    Director














Date: March 19, 1996





























                              - 51 -