Form 10-Q
period 1996-03-31
OHIO EDISON CO
filed 1996-05-02
CIK 73960

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549



(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to_________________

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

   Registrant's telephone number, including area code: 330-384-5100


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

    152,569,437 shares of common stock, $9 par value, outstanding as of May 2, 1996.

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


Part II. Other Information






























PART I.  FINANCIAL INFORMATION
- ------------------------------


                                                      OHIO EDISON COMPANY

                                               CONSOLIDATED STATEMENTS OF INCOME
                                                          (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          --------------------------
                                                                            1996              1995
                                                                          --------          --------
                                                                    (In thousands, except per share amounts)

OPERATING REVENUES                                                        $611,636          $587,734
                                                                          --------          --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                                 123,290           110,041
  Nuclear operating costs                                                   58,774            73,886
  Other operating costs                                                    100,873           106,843
                                                                          --------          --------
      Total operation and maintenance expenses                             282,937           290,770
  Provision for depreciation                                                83,291            56,866
  Amortization of net regulatory assets                                      5,632             3,289
  General taxes                                                             63,959            59,557
  Income taxes                                                              45,331            43,439
                                                                          --------          --------
      Total operating expenses and taxes                                   481,150           453,921
                                                                          --------          --------

OPERATING INCOME                                                           130,486           133,813

OTHER INCOME                                                                 6,996             2,997
                                                                          --------          --------

TOTAL INCOME                                                               137,482           136,810
                                                                          --------          --------
NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                                56,535            61,931
  Deferred nuclear unit interest                                              -               (2,125)
  Allowance for borrowed funds used during construction and
   capitalized interest                                                     (1,178)           (1,314)
  Other interest expense                                                     4,858             5,562
  Subsidiaries' preferred stock dividend requirements                        3,857             1,160
                                                                          --------          --------
      Net interest and other charges                                        64,072            65,214
                                                                          --------          --------
NET INCOME                                                                  73,410            71,596

PREFERRED STOCK DIVIDEND REQUIREMENTS                                        3,125             5,359
                                                                          --------          --------


EARNINGS ON COMMON STOCK                                                  $ 70,285          $ 66,237
                                                                          ========          ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                       143,946           143,521
                                                                          ========          ========

EARNINGS PER SHARE OF COMMON STOCK                                           $ .49             $ .46
                                                                             =====             =====

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                                 $.375             $.375
                                                                             =====             =====


The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                                           - 1 -








































                                                      OHIO EDISON COMPANY

                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)
                                                                              March 31,          December 31,
                                                                                1996                1995
                                                                            ------------        -------------
                                                                                     (In thousands)
                  ASSETS
                  ------
UTILITY PLANT:
  In service, at original cost                                               $8,577,415           $8,556,722
  Less--Accumulated provision for depreciation                                3,134,320            3,051,148
                                                                             ----------           ----------
                                                                              5,443,095            5,505,574
                                                                             ----------           ----------
  Construction work in progress-
    Electric plant                                                              144,751              150,262
    Nuclear fuel                                                                 48,219               39,613
                                                                             ----------           ----------
                                                                                192,970              189,875
                                                                             ----------           ----------
                                                                              5,636,065            5,695,449
                                                                             ----------           ----------
OTHER PROPERTY AND INVESTMENTS:
  Letter of credit collateralization                                            277,763              277,763
  Other                                                                         255,271              252,005
                                                                             ----------           ----------
                                                                                533,034              529,768
                                                                             ----------           ----------
CURRENT ASSETS:
  Cash and cash equivalents                                                      30,217               29,830
  Receivables-
    Customers (less accumulated provisions of $2,568,000 and
     $2,528,000, respectively, for uncollectible accounts)                      257,054              274,692
    Other                                                                        34,235               54,988
  Materials and supplies, at average cost-
    Owned                                                                        68,420               68,829
    Under Consignment                                                            45,867               41,080
  Prepayments                                                                    87,520               82,257
                                                                             ----------           ----------
                                                                                523,313              551,676
                                                                             ----------           ----------
DEFERRED CHARGES:
  Regulatory assets                                                           1,776,105            1,786,543
  Unamortized sale and leaseback costs                                          101,874              103,091
  Property taxes                                                                104,071              104,071
  Other                                                                          53,400               53,336
                                                                             ----------           ----------
                                                                              2,035,450            2,047,041
                                                                             ----------           ----------
                                                                             $8,727,862           $8,823,934
                                                                             ==========           ==========

                                                           - 2 -

                                            OHIO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                                                (Unaudited)
                                                                              March 31,          December 31,
                                                                                1996                 1995
                                                                            -------------       --------------
                                                                                     (In thousands)
               CAPITALIZATION AND LIABILITIES
               ------------------------------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value, authorized 175,000,000 shares-
     152,569,437 shares outstanding                                           $1,373,125          $1,373,125
    Other paid-in capital                                                        726,789             726,307
    Retained earnings                                                            487,288             471,095
    Unallocated employee stock ownership plan common stock - 8,613,748
      and 8,663,575 shares, respectively                                        (161,089)           (162,656)
                                                                              ----------          ----------
        Total common stockholders' equity                                      2,426,113           2,407,871
  Preferred stock-
    Not subject to mandatory redemption                                          160,965             160,965
    Subject to mandatory redemption                                               25,000              25,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                                           50,905              50,905
    Subject to mandatory redemption                                               15,000              15,000
  Company obligated mandatorily redeemable preferred securities of
   subsidiary trust holding solely Company subordinated debentures               120,000             120,000
  Long-term debt                                                               2,759,970           2,786,256
                                                                              ----------          ----------
                                                                               5,557,953           5,565,997
                                                                              ----------          ----------
CURRENT LIABILITIES:
  Currently payable long-term debt                                               302,707             376,716
  Short-term borrowings                                                          119,008             119,965
  Accounts payable                                                                92,546             100,536
  Accrued taxes                                                                  142,059             131,432
  Accrued interest                                                                56,490              57,462
  Other                                                                          188,884             196,482
                                                                              ----------          ----------
                                                                                 901,694             982,593
                                                                              ----------          ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                            1,772,534           1,772,434
  Accumulated deferred investment tax credits                                    210,541             213,876
  Other                                                                          285,140             289,034
                                                                              ----------          ----------
                                                                               2,268,215           2,275,344
                                                                              ----------          ----------
COMMITMENTS, GUARANTEES AND
 CONTINGENCIES (Note 2)                                                       ----------          ----------
                                                                              $8,727,862          $8,823,934
                                                                              ==========          ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                                           - 3 -






















































                                                      OHIO EDISON COMPANY

                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ----------------------
                                                                                1996          1995
                                                                              ---------     --------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                  $  73,410     $ 71,596
  Adjustments to reconcile net income to net cash from operating activities-
  Provision for depreciation                                                     83,291       56,866
  Nuclear fuel and lease amortization                                            12,237       14,260
  Deferred income taxes, net                                                      8,424        5,803
  Investment tax credits, net                                                    (3,335)      (2,006)
  Allowance for equity funds used during construction                              -            (666)
  Deferred fuel costs, net                                                       (2,936)       4,496
  Receivables                                                                    38,391       26,504
  Materials and supplies                                                         (4,378)         506
  Accounts payable                                                               (1,814)       4,649
  Other                                                                           9,287       22,096
                                                                               --------     --------
          Net cash provided from operating activities                           212,577      204,104
                                                                               --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                               40,621       74,577
  Redemptions and Repayments-
    Preferred stock                                                                 671         -
    Long-term debt                                                              146,867      143,037
    Short-term borrowings, net                                                      957       15,781
  Dividend Payments-
    Common stock                                                                 53,862       54,805
    Preferred stock                                                               3,360        5,401
                                                                               --------     --------
          Net cash used for financing activities                                165,096      144,447
                                                                               --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                             43,725       54,205
  Other                                                                           3,369        4,720
                                                                               --------     --------
          Net cash used for investing activities                                 47,094       58,925
                                                                               --------     --------
Net increase in cash and cash equivalents                                           387          732
Cash and cash equivalents at beginning of period                                 29,830       23,291
                                                                               --------     --------
Cash and cash equivalents at end of period                                     $ 30,217     $ 24,023
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

                                                           - 4 -
                              OHIO EDISON COMPANY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1 - FINANCIAL STATEMENTS:

          The condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes included in Ohio Edison Company's (Company) 1995 Annual Report to Stockholders. The results of operations are not intended to be indicative of results of operations for any future period.

          The sole assets of the subsidiary trust that is the obligor on the preferred securities included in the Company's capitalization are $123,711,350 principal amount of 9% Junior Subordinated Debentures of the Company due December 31, 2025.

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

    Construction Program --

          The Company and its wholly owned subsidiary, Pennsylvania Power Company (Companies), currently forecast expenditures of approximately $650,000,000 for property additions and improvements from 1996-2000, of which approximately $160,000,000 is applicable to 1996. The Companies' nuclear fuel investments are expected to be approximately $180,000,000 during the 1996-2000 period, of which approximately $29,000,000 is applicable to 1996.

    Guarantees --

          The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1996, the Companies' shares of the guarantees were $60,417,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

    Environmental Matters --

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated additional capital expenditures for environmental compliance of approximately $17,000,000 for the period 1996 through 2000, which is included in the construction forecast under "Construction Program."

                                - 5 -
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                   (Cont'd)

          The Companies are in compliance with the sulfur dioxide(SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency (EPA) is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Companies continue to evaluate their compliance plans and other compliance options.

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















                                - 6 -





                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Ohio Edison Company:

          We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of March 31, 1996, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Ohio Edison Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





                                   ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 1, 1996

                                - 7 -

                              OHIO EDISON COMPANY

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings on common stock increased to $.49 per share in the first quarter of 1996 from $.46 per share for the same period last year. The improved earnings were due to record quarterly retail sales and the Companies' continuing cost control efforts. These results reflect accelerated depreciation and amortization of nuclear and regulatory assets totaling approximately $37,000,000 under the Company's Rate Reduction and Economic Development Plan. The Company also discontinued deferral of postretirement benefits and nuclear unit interest expense in the third quarter of 1995 in accordance with the Plan.

          During the first quarter of 1996, retail kilowatt-hour sales increased 7.5% compared to last year. Residential and commercial sales increased 10.9% and 3.9%, respectively, during the period. Industrial sales increased 6.8% reflecting the restart of operations by two major customers in the second half of 1995. Excluding sales to those customers, industrial sales were relatively flat compared to the first quarter of 1995. The Company began supplying 250 megawatts of power to another utility at the beginning of 1996 under a one-year contract, which was the principal cause for a 57.7% increase in sales to other utilities in the first quarter of 1996 compared to last year. This increase, coupled with the higher level of retail sales, caused total kilowatt-hour sales to increase by 15.4% during the first quarter of 1996 compared with the first quarter of 1995.

          Because of higher kilowatt-hour sales, the Companies spent more on fuel and purchased power during the first quarter of 1996, compared to last year. Reduced nuclear expenses reflect lower refueling outage cost levels in 1996. Despite a charge of about $5,000,000 for a voluntary retirement program, other operating costs were lower in the first quarter of 1996 compared to the same period last year due to the Companies' continuing cost control efforts. The Companies continue to review their operations to identify opportunities to increase revenues and improve operating efficiency. After a comprehensive review of the Companies' division operations, the voluntary retirement program was offered to eligible full-time union employees, which is expected to produce annual savings of approximately $8,000,000. General taxes were up in 1996 compared to 1995 due primarily to higher property and gross receipts taxes.




                                - 8 -
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Cont'd)

         Interest costs continued to drop during the first three months of 1996 compared to last year's level. Interest on long-term debt decreased due to redemptions and refinancing of higher-cost debt that occurred subsequent to March 31, 1995. Total Company and subsidiaries' preferred stock dividend requirements were relatively unchanged from last year's level, taking into account the preferred stock refinancing that occurred in the fourth quarter of 1995.

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the last three quarters of 1996, capital requirements for property additions and capital leases are expected to be about $146,000,000, including $20,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $222,000,000 due to maturing long-term debt during the remainder of 1996. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements. In addition, approximately $57,000,000 of variable rate pollution control put bonds are subject to repricing during the remainder of the year.

          As of March 31, 1996, the Companies had about $30,000,000 of cash and temporary investments and $119,000,000 of short-term indebtedness. The Company had the capability to borrow approximately $135,000,000 as of March 31, 1996 through OES Fuel credit facilities. In addition, the Companies had $52,000,000 of unused short-term bank lines of credit, and $50,000,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion. OES Capital had approximately $1,000,000 of unused, short-term borrowing capability as of March 31, 1996.

          During the first quarter of 1996, the Company made open market purchases for $67,550,000 of its first mortgage bonds having a weighted average interest rate of 9.27%. During the same period, Penn Power made open market purchases for $13,000,000 of its 6.375% first mortgage bonds. From April 1, 1996 through May 1, 1996, the Company repaid at maturity $150,000,000 of its 8.5% first mortgage bonds and made open market purchases for $11,000,000 of its 8.75% first mortgage bonds. During that same period, Penn Power made open market purchases for $13,000,000 of its 7.625% first mortgage bonds.

          On March 7, 1996, Penn Power filed a petition and application with the Pennsylvania Public Utility Commission requesting approval of a Rate Stability and Economic Development
Plan (Transition Plan). The Transition Plan, which would remain in effect unless certain significant events occur, provides for the

                                - 9 -
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION
                                   (Cont'd)

roll-in to base rates of the energy cost rate and the freezing of base rates for a ten-year period. A major component of the Transition Plan is the commitment to reduce fixed costs during the ten-year period. Penn Power expects to recognize additional depreciation expense related to generating assets and additional amortization of regulatory assets during the ten-year Transition Plan period of at least $330,000,000 more than the amount that would have been recognized if the Transition Plan were not in effect. Additionally, the Transition Plan provides for an increase in contributions to Penn Power's nuclear decommissioning trusts amounting to $28,000,000 over the ten-year period. The entire $358,000,000 would be recovered through current rates.

          On April 2, 1996, the work force at the Bruce Mansfield Plant was reduced by 98 union and 33 salaried employees. This action was the result of continuing efforts to make the plant's costs more competitive with similar-sized plants. This work force reduction is expected to reduce the Companies' annual operating costs by about $3,200,000.

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

         (b)  Reports on Form 8-K

              The Company filed one report on Form 8-K since December 31, 1995. A report dated February 23, 1996, reported audited consolidated financial statements for the year ended December 31, 1995, and related matters.

                                  SIGNATURE






          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 2, 1996


                                  OHIO EDISON COMPANY
                                  -------------------
                                       Registrant



                                     /s/ H. P. Burg
                            -----------------------------------
                                         H. P. Burg
                                Senior Vice President and
                                 Chief Financial Officer