Form 10-Q
period 1996-06-30
OHIO EDISON CO
filed 1996-08-13
CIK 73960

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549



(Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                            OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              ------------    -------------

                 Commission File Number 1-2578

                     OHIO EDISON COMPANY
   (Exact name of Registrant as specified in its charter)

               Ohio                             34-0437786
   (State or other jurisdiction of          (I.R.S. Employer
    incorporation or organization)         Identification No.)

   76 South Main Street, Akron, Ohio              44308
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

     152,569,437 shares of common stock, $9 par value, outstanding as of August 13, 1996

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

                                            OHIO EDISON COMPANY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                                                     Three Months Ended             Six Months Ended
                                                          June 30,                       June 30,
                                                    --------------------        -----------------------
                                                      1996        1995             1996         1995
                                                     ------      ------           ------       ------
                                                         (In thousands, except per share amounts)
OPERATING REVENUES                                  $599,317    $593,838        $1,210,953    $1,181,572
                                                    --------    --------        ----------    ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                           108,157     110,060           231,447       220,101
  Nuclear operating costs                             63,496      78,080           122,270       151,966
  Other operating costs                               97,470     101,055           198,343       207,898
                                                    --------    --------        ----------    ----------
      Total operation and maintenance expenses       269,123     289,195           552,060       579,965
  Provision for depreciation                          89,438      55,899           172,729       112,765
  Amortization of net regulatory assets                7,188       3,338            12,820         6,627
  General taxes                                       61,140      60,752           125,099       120,309
  Income taxes                                        44,796      45,240            90,127        88,679
                                                    --------    --------        ----------    ----------
      Total operating expenses and taxes             471,685     454,424           952,835       908,345
                                                    --------    --------        ----------    ----------
OPERATING INCOME                                     127,632     139,414           258,118       273,227

OTHER INCOME                                          10,696       3,829            17,692         6,826
                                                    --------    --------        ----------    ----------
TOTAL INCOME                                         138,328     143,243           275,810       280,053
                                                    --------    --------        ----------    ----------
NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                          52,803      61,805           109,338       123,736
  Deferred nuclear unit interest                        -         (2,125)             -           (4,250)
  Allowance for borrowed funds used during
    construction and capitalized interest               (890)       (989)           (2,068)       (2,303)
  Other interest expense                               5,967       6,200            10,825        11,762
  Subsidiaries' preferred stock dividend
    requirements                                       3,856       1,301             7,713         2,461
                                                    --------    --------        ----------    ----------
      Net interest and other charges                  61,736      66,192           125,808       131,406
                                                    --------    --------        ----------    ----------
NET INCOME                                            76,592      77,051           150,002       148,647

PREFERRED STOCK DIVIDEND REQUIREMENTS                  3,124       5,537             6,249        10,896
                                                    --------    --------        ----------    ----------
EARNINGS ON COMMON STOCK                            $ 73,468    $ 71,514        $  143,753    $  137,751
                                                    ========    ========        ==========    ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                        144,027     143,638           143,987       143,579
                                                    ========    ========        ==========    ==========

EARNINGS PER SHARE OF COMMON STOCK                     $ .51       $ .50             $1.00         $ .96
                                                       =====       =====             =====         =====

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK           $.375       $.375             $ .75         $ .75
                                                       =====       =====             =====         =====

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                           OHIO EDISON COMPANY

                                       CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)
                                                         June 30,               December 31,
                                                           1996                     1995
                                                       ------------            --------------
                                                                  (In thousands)
                        ASSETS
                        ------
UTILITY PLANT:
  In service, at original cost                          $8,580,937                $8,556,722
  Less--Accumulated provision for depreciation           3,155,290                 3,051,148
                                                        ----------                ----------
                                                         5,425,647                 5,505,574
                                                        ----------                ----------
Construction work in progress-
  Electric plant                                           131,276                   150,262
    Nuclear fuel                                             9,633                    39,613
                                                        ----------                ----------
                                                           140,909                   189,875
                                                        ----------                ----------
                                                         5,566,556                 5,695,449
                                                        ----------                ----------
OTHER PROPERTY AND INVESTMENTS:
  Letter of credit collateralization                       277,763                   277,763
  Other                                                    268,895                   252,005
                                                        ----------                ----------
                                                           546,658                   529,768
                                                        ----------                ----------
CURRENT ASSETS:
  Cash and cash equivalents                                  5,092                    29,830
  Receivables-
    Customers (less accumulated provisions of
      $2,500,000 and $2,528,000, respectively,
      for uncollectible accounts)                          255,095                   274,692
    Other                                                   44,992                    54,988
  Materials and supplies, at average cost-
    Owned                                                   62,411                    68,829
    Under Consignment                                       53,657                    41,080
  Prepayments                                               93,252                    82,257
                                                        ----------                ----------
                                                           514,499                   551,676
                                                        ----------                ----------
DEFERRED CHARGES:
  Regulatory assets                                      1,757,179                 1,786,543
  Unamortized sale and leaseback costs                     100,648                   103,091
  Property taxes                                           104,071                   104,071
  Other                                                     53,111                    53,336
                                                        ----------                ----------
                                                         2,015,009                 2,047,041
                                                        ----------                ----------
                                                        $8,642,722                $8,823,934
                                                        ==========                ==========


                                            OHIO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                        June 30,                 December 31,
                                                          1996                       1995
                                                       -----------               ------------
                                                                 (In thousands)
CAPITALIZATION AND LIABILITIES
- ------------------------------

CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value,
      authorized 175,000,000 shares-
      152,569,437 shares outstanding                    $1,373,125                $1,373,125
    Other paid-in capital                                  727,116                   726,307
    Retained earnings                                      506,970                   471,095
    Unallocated employee stock ownership plan common
      stock - 8,490,064 and 8,663,575 shares,
       respectively                                       (158,978)                 (162,656)
                                                        ----------                ----------
        Total common stockholders' equity                2,448,233                 2,407,871
  Preferred stock-
    Not subject to mandatory redemption                    160,965                   160,965
    Subject to mandatory redemption                         25,000                    25,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                     50,905                    50,905
    Subject to mandatory redemption                         15,000                    15,000
  Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    Company subordinated debentures                        120,000                   120,000
  Long-term debt                                         2,749,863                 2,786,256
                                                        ----------                ----------
                                                         5,569,966                 5,565,997
                                                        ----------                ----------
CURRENT LIABILITIES:
  Currently payable long-term debt                         122,198                   376,716
  Short-term borrowings                                    246,965                   119,965
  Accounts payable                                         117,798                   100,536
  Accrued taxes                                            132,280                   131,432
  Accrued interest                                          55,272                    57,462
  Other                                                    145,611                   196,482
                                                        ----------                ----------
                                                           820,124                   982,593
                                                        ----------                ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                      1,766,573                 1,772,434
  Accumulated deferred investment tax credits              207,021                   213,876
  Other                                                    279,038                   289,034
                                                        ----------                ----------
                                                         2,252,632                 2,275,344
                                                        ----------                ----------

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)      ----------                ----------

                                                        $8,642,722                $8,823,934
                                                        ==========                ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                           OHIO EDISON COMPANY

                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (Unaudited)
                                                   Three Months Ended            Six Months Ended
                                                        June 30,                      June 30,
                                                   ------------------            -----------------
                                                    1996        1995              1996       1995
                                                   ------      ------            ------     ------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 76,592    $ 77,051          $150,002   $148,647
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                    89,438      55,899           172,729    112,765
      Nuclear fuel and lease amortization           13,274      17,940            25,511     32,200
      Deferred income taxes, net                     3,131       4,905            11,555     10,708
      Investment tax credits, net                   (3,520)     (2,006)           (6,855)    (4,012)
      Allowance for equity funds used during
        construction                                  -           (649)             -        (1,315)
      Deferred fuel costs, net                      (2,183)      1,521            (5,119)     6,017
      Receivables                                   (8,798)    (19,113)           29,593      7,391
      Materials and supplies                        (1,781)      3,220            (6,159)     3,726
      Accounts payable                              26,837      (4,563)           25,023         86
      Other                                        (58,861)    (39,073)          (49,574)   (16,977)
                                                  --------    --------          --------   --------
          Net cash provided from operating
            activities                             134,129      95,132           346,706    299,236
                                                  --------    --------          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                    -         52,646            40,621    127,223
    Short-term borrowings, net                     127,957      72,089           127,000     56,308
  Redemptions and Repayments-
    Preferred stock                                    176        -                  847       -
    Long-term debt                                 192,953      64,258           339,820    207,295
  Dividend Payments-
    Common stock                                    55,059      60,580           108,921    115,385
    Preferred stock                                  2,875       5,333             6,235     10,734
                                                  --------    --------          --------   --------
          Net cash used for financing
            activities                             123,106       5,436           288,202    149,883
                                                  --------    --------          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                32,507      39,731            76,232     93,936
  Other                                              3,641      13,621             7,010     18,341
                                                  --------    --------          --------   --------
          Net cash used for investing
            activities                              36,148      53,352            83,242    112,277
                                                  --------    --------          --------   --------

Net increase (decrease) in cash and cash
   equivalents                                     (25,125)     36,344           (24,738)    37,076
Cash and cash equivalents at beginning of period    30,217      24,023            29,830     23,291
                                                  --------    --------          --------   --------
Cash and cash equivalents at end of period        $  5,092    $ 60,367          $  5,092   $ 60,367
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

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     Construction Program --

         The Company and its wholly owned subsidiary, Pennsylvania Power Company (Companies), currently forecast expenditures of approximately $650,000,000 for property additions and improvements from 1996-2000, of which approximately $142,000,000 is applicable to 1996. The Companies' nuclear fuel investments are expected to be approximately $180,000,000 during the 1996-2000 period, of which approximately $29,000,000 is applicable to 1996.

     Guarantees --

         The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1996, the Companies' share of the guarantees were $60,417,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

                              - 5 -
         The Companies are in compliance with the sulfur dioxide
(SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency (EPA) is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Companies continue to evaluate their compliance plans and other compliance options.

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



















                              - 6 -

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Ohio Edison Company:

         We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of June 30, 1996, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Ohio Edison Company and subsidiaries as of December 31, 1995, and the related consolidated statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                   ARTHUR ANDERSEN LLP

Cleveland, Ohio
August 9, 1996





                              - 7 -

                      OHIO EDISON COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Earnings on common stock increased to $.51 per share in the second quarter of 1996 compared to $.50 per share for the same period last year. For the six-month period ended June 30, 1996, earnings increased to $1.00 per share from $.96 per share in 1995. The improved earnings were due to record second quarter and first half retail sales and the Companies' continuing cost control efforts. These six-month results include accelerated depreciation and amortization of nuclear and regulatory assets totaling approximately $82,000,000 under the Company's Rate Reduction and Economic Development Plan and Penn Power's Rate Stability and Economic Development Plan. For the quarter ended June 30, 1996, these amounts were approximately $46,000,000. The Company also discontinued deferral of postretirement benefits and nuclear unit interest expense in the third quarter of 1995 in accordance with its plan.

          During the first half of 1996, retail kilowatt-hour sales increased 6.1% over last year, producing a new sales record for any first-half in the Company's history. Residential and commercial sales were up 7.0% and 3.7%, respectively during the period. A 7.1% increase in industrial sales reflects the restart of operations by two major customers in the second half of 1995. Excluding sales to those customers, industrial sales rose 1.8% during the period. The Company began supplying 250 megawatts of power to another utility at the beginning of 1996 under a one-year contract, which was the principal reason for an 18.4% increase in sales to other utilities in the first half of 1996 compared to last year. This increase, coupled with the higher level of retail sales, contributed to an 8.4% increase in total kilowatt-hour sales during the period.

          Total kilowatt-hour sales were up 1.5% in the second quarter of 1996, with retail kilowatt-hour sales increasing 4.7% over the same period last year. Residential and commercial sales rose 2.4% and 3.4%, respectively, during the period. Industrial sales increased 7.4% during the second quarter of 1996, compared to the second quarter of 1995, while sales to other utilities were down 9.7%.

          Because of higher kilowatt-hour sales, the Companies spent more on fuel and purchased power during the first half of 1996, compared to last year. Reduced nuclear expenses during the three and six month periods principally reflect lower refueling outage cost levels in 1996. The comparative decreases in other operating costs reflect the Companies' continuing cost reduction efforts. The changes in depreciation and regulatory asset

                              - 8 -
amortization reflect accelerations under the regulatory plans discussed above.

          The comparative increases in other income are principally due to higher investment income in 1996 coupled with Penn Power's adjustment to the recoverable costs related to Perry Unit 2 since recovery is beginning sooner than originally anticipated through its rate stability plan.

          Interest costs continued to drop during the second quarter and first half of 1996 compared to last year. Interest on long-term debt decreased due to redemptions and refinancing of higher-cost debt that occurred subsequent to June 30, 1995. The Companies have reduced total outstanding debt by approximately $427,000,000 since June 30, 1995. Total Company and subsidiaries' preferred stock dividend requirements were relatively unchanged from last year's level, taking into account the preferred stock refinancing that occurred in the fourth quarter of 1995.

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the second half of 1996, capital requirements for property additions and capital leases are expected to be about $100,000,000, including $19,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $60,000,000 to meet maturities of long-term debt during the remainder of 1996. These requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

         The Company has made arrangements to borrow approximately $400,000,000, on a short-term basis, during the third quarter of 1996. These borrowings will partially fund a trust established to purchase a portion of the lease obligation bonds issued on behalf of lessors in the Company's Perry Unit 1 and Beaver Valley Unit 2 sale and leaseback transactions. The economic benefit resulting from the trust investment will effectively reduce the related lease costs to the Company. The short-term borrowings are expected to be ultimately refinanced through the issuance of first mortgage bonds by the Company.

          As of June 30, 1996, the Companies had about $5,000,000 of cash and temporary investments. The Companies also had $247,000,000 of short-term indebtedness. The Company had the capability to borrow approximately $62,000,000 as of June 30, 1996 through OES Fuel credit facilities. In addition, the Companies had $5,000,000 of unused short-term bank lines of credit, and $55,000,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          Legislative proposals changing the structure of the electric utility industry are receiving attention in Ohio and Pennsylvania. In Ohio, House Bill 653 has been introduced which would allow retail customers to choose their electricity supplier beginning January 1, 1998. In Pennsylvania, three separate bills have been introduced and the Public Utility Commission has issued a Report and Recommendation to the Governor and General Assembly dealing with the implementation of electric utility competition in the State. Both the Ohio and Pennsylvania bills have provisions that allow for transition periods in which utilities would have an opportunity to reduce their potential stranded investment, similar to what the Companies are accomplishing through their regulatory plans. Numerous legislative proposals have been introduced in Congress as well. Distribution services would still be regulated in Ohio and Pennsylvania under the pending proposals. The Companies do not expect state or federal legislation dealing with these issues to be passed during the current sessions.

PART II.  OTHER INFORMATION
- ---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         (a) The annual meeting of stockholders was held on April 25, 1996.

         (b) At this meeting the following persons were elected to the Company's Board of Directors:


                                       Number of Votes
                    -----------------------------------------------
                                  Against or                Broker
                         For       Withheld  Abstentions  Non-Votes
                    -----------   ---------  -----------  ---------

D. C. Blasius       121,670,780   1,913,950       0            0
H. P. Burg          121,785,211   1,799,519       0            0
R. M. Carter        121,605,061   1,979,669       0            0
C. A. Cartwright    121,690,458   1,894,272       0            0
W. R. Holland       121,774,061   1,810,669       0            0
R. L. Loughhead     121,660,086   1,924,644       0            0
R. W. Maier         121,581,531   2,003,199       0            0
G. H. Meadows       121,676,000   1,908,730       0            0
P. J. Powers        121,705,290   1,879,440       0            0
C. W. Rainger       121,783,799   1,800,931       0            0
G. M. Smart         121,789,855   1,794,875       0            0
J. T. Williams, Sr. 121,729,507   1,855,223       0            0

(c) At this meeting the appointment of Arthur Andersen LLP, independent public accountants as auditors for the year 1996 was ratified:

                                  Number of Votes
               -------------------------------------------------
                            Against or                  Broker
                    For      Withheld    Abstentions   Non-Votes
               -----------  ----------   -----------   ---------
               120,563,059   1,451,469    1,570,202        0


(d) At this meeting a shareholder proposal to disallow proxies granting discretionary voting powers for any issue placed before stockholders was rejected:

                                  Number of Votes
               -------------------------------------------------
                            Against or                  Broker
                    For      Withheld    Abstentions   Non-Votes
               -----------  ----------   -----------  ----------

               16,502,740   83,654,301    6,194,795   17,232,894


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

        (b)  Reports on Form 8-K

             The Company filed one report on Form 8-K since
             March 31, 1996. A report dated June 27, 1996, reported that the Pennsylvania Public Utility Commission had approved Pennsylvania Power Company's Rate Stability and Economic Development Plan.

                               SIGNATURE






     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






August 13, 1996


                                OHIO EDISON COMPANY
                                -------------------
                                     Registrant



                                   /s/ H. P. Burg
                           ------------------------------
                                       H. P. Burg
                              Senior Vice President and
                               Chief Financial Officer