Form 10-Q
period 1996-09-30
OHIO EDISON CO
filed 1996-11-13
CIK 73960

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549



(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                   OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -------------

                         Commission File Number 1-2578

                           OHIO EDISON COMPANY
           (Exact name of Registrant as specified in its charter)

                     Ohio                          34-0437786
         (State or other jurisdiction of        (I.R.S. Employer
          incorporation or organization)       Identification No.)

        76 South Main Street, Akron, Ohio             44308
       (Address of principal executive offices)     (Zip Code)

 Registrant's telephone number, including area code: 1-800-736-3402

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

     152,569,437 shares of common stock, $9 par value, outstanding as of November 13, 1996.


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


Part II.  Other Information





























PART I.  FINANCIAL INFORMATION
------------------------------

                                                    OHIO EDISON COMPANY

                                            CONSOLIDATED STATEMENTS OF INCOME
                                                        (Unaudited)
                                                                    Three Months Ended       Nine Months Ended
                                                                       September 30,           September 30,
                                                                   --------------------     --------------------
                                                                     1996        1995         1996        1995
                                                                   --------    --------     --------    --------
                                                                      (In thousands, except per share amounts)
OPERATING REVENUES                                                 $646,902    $667,013    $1,857,855   $1,848,585

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                          114,301     126,589       345,748      346,690
  Nuclear operating costs                                            65,207      73,083       187,477      225,049
  Other operating costs                                             105,080     116,648       303,423      324,546
                                                                  ---------   ---------    ----------   ----------
      Total operation and maintenance expenses                      284,588     316,320       836,648      896,285
  Provision for depreciation                                         92,472      61,473       265,201      174,238
  Amortization of net regulatory assets                               7,421       6,382        20,241       13,009
  General taxes                                                      59,711      63,436       184,810      183,745
  Income taxes                                                       55,842      60,413       145,969      149,092
                                                                  ---------   ---------    ----------   ----------
      Total operating expenses and taxes                            500,034     508,024     1,452,869    1,416,369
                                                                  ---------   ---------    ----------   ----------

OPERATING INCOME                                                    146,868     158,989       404,986      432,216

OTHER INCOME                                                          7,169       1,190        24,861        8,016
                                                                  ---------   ---------    ----------   ----------
TOTAL INCOME                                                        154,037     160,179       429,847      440,232
                                                                  ---------   ---------    ----------   ----------

NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                         51,388      61,619       160,726      185,355
  Deferred nuclear unit interest                                       -           -             -          (4,250)
  Allowance for borrowed funds used during
    construction and capitalized interest                              (476)     (1,595)       (2,544)      (3,898)
  Other interest expense                                              6,763       5,946        17,588       17,708
  Subsidiaries' preferred stock dividend requirements                 3,857       1,157        11,570        3,618
                                                                  ---------   ---------    ----------   ----------
      Net interest and other charges                                 61,532      67,127       187,340      198,533
                                                                  ---------   ---------    ----------   ----------

NET INCOME                                                           92,505      93,052       242,507      241,699

PREFERRED STOCK DIVIDEND REQUIREMENTS                                 3,124       5,349         9,373       16,245
                                                                  ---------   ---------    ----------   ----------

EARNINGS ON COMMON STOCK                                          $  89,381   $  87,703    $  233,134   $  225,454
                                                                  =========   =========    ==========   ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                                144,143     143,750       144,039      143,636
                                                                  =========   =========    ==========   ==========

EARNINGS PER SHARE OF COMMON STOCK                                    $ .62       $ .61        $ 1.62       $ 1.57
                                                                      =====       =====        ======       ======

DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK                                                        $.375       $.375        $1.125       $1.125
                                                                      =====       =====        ======       ======

The accompanying Notes to Consolidated Financial
Statements are an integral part of these statements.

                                                              - 1 -















































                                                      OHIO EDISON COMPANY

                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)
                                                                   September 30,         December 31,
                                                                       1996                  1995
                                                                   -------------         ------------
                                                                             (In thousands)
                           ASSETS
                           ------
UTILITY PLANT:
  In service, at original cost                                      $8,619,144            $8,556,722
  Less--Accumulated provision for
    depreciation                                                     3,249,574             3,051,148
                                                                    ----------            ----------
                                                                     5,369,570             5,505,574
                                                                    ----------            ----------
  Construction work in progress-
    Electric plant                                                     103,344               150,262
    Nuclear fuel                                                        14,022                39,613
                                                                    ----------            ----------
                                                                       117,366               189,875
                                                                    ----------            ----------
                                                                     5,486,936             5,695,449
                                                                    ----------            ----------
OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust (Note 3)                                          464,325                   -
  Letter of credit collateralization                                   277,763               277,763
  Other                                                                286,973               252,005
                                                                    ----------            ----------
                                                                     1,029,061               529,768
                                                                    ----------            ----------
CURRENT ASSETS:
  Cash and cash equivalents                                             12,598                29,830
  Receivables-
    Customers (less accumulated provisions of $2,337,000
      and $2,528,000, respectively, for uncollectible accounts)        247,494               274,692
    Other                                                               53,080                54,988
  Materials and supplies, at average cost-
    Owned                                                               59,271                68,829
    Under Consignment                                                   48,150                41,080
  Prepayments                                                           68,006                82,257
                                                                    ----------            ----------
                                                                       488,599               551,676
                                                                    ----------            ----------
DEFERRED CHARGES:
  Regulatory assets                                                  1,729,137             1,786,543
  Unamortized sale and leaseback costs                                 101,033               103,091
  Property taxes                                                       104,071               104,071
  Other                                                                 57,038                53,336
                                                                    ----------            ----------
                                                                     1,991,279             2,047,041
                                                                    ----------            ----------

                                                                    $8,995,875            $8,823,934
                                                                    ==========            ==========

                                                              - 2 -

























































                                                      OHIO EDISON COMPANY

                                                  CONSOLIDATED BALANCE SHEETS
                                                          (Unaudited)
                                                                    September 30,           December 31,
                                                                        1996                    1995
                                                                    -------------           ------------
                                                                                (In thousands)
                 CAPITALIZATION AND LIABILITIES
                 ------------------------------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value, authorized 175,000,000 shares-
      152,569,437 shares outstanding                                  $1,373,125             $1,373,125
    Other paid-in capital                                                727,294                726,307
    Retained earnings                                                    542,199                471,095
    Unallocated employee stock ownership plan common
      stock - 8,376,103 and 8,663,575 shares, respectively              (156,996)              (162,656)
                                                                      ----------             ----------
        Total common stockholders' equity                              2,485,622              2,407,871
  Preferred stock-
    Not subject to mandatory redemption                                  160,965                160,965
    Subject to mandatory redemption                                       20,000                 25,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                                   50,905                 50,905
    Subject to mandatory redemption                                       15,000                 15,000
  Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely Company
    subordinated debentures                                              120,000                120,000
  Long-term debt                                                       2,595,408              2,786,256
                                                                      ----------             ----------
                                                                       5,447,900              5,565,997
                                                                      ----------             ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock                   283,261                376,716
  Short-term borrowings                                                  573,063                119,965
  Accounts payable                                                        76,200                100,536
  Accrued taxes                                                          159,266                131,432
  Accrued interest                                                        47,297                 57,462
  Other                                                                  166,021                196,482
                                                                      ----------             ----------
                                                                       1,305,108                982,593
                                                                      ----------             ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                                    1,755,917              1,772,434
  Accumulated deferred investment tax credits                            203,385                213,876
  Other                                                                  283,565                289,034
                                                                      ----------             ----------
                                                                       2,242,867              2,275,344
                                                                      ----------             ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                              ----------             ----------

                                                                      $8,995,875             $8,823,934
                                                                      ==========             ==========

The accompanying Notes to Consolidated Financial
Statements are an integral part of these balance sheets.

                                                              - 3 -
























































                                                     OHIO EDISON COMPANY

                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                     Three Months Ended         Nine Months Ended
                                                                       September 30,               September 30,
                                                                   ----------------------     ---------------------
                                                                     1996          1995         1996         1995
                                                                   --------      --------     --------     --------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                       $ 92,505     $ 93,052      $242,507     $241,699
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                                     92,472       61,473       265,201      174,238
      Nuclear fuel and lease amortization                            13,859       19,569        39,370       51,769
      Deferred income taxes, net                                     (1,269)       7,185        10,286       17,893
      Investment tax credits, net                                    (3,636)      (2,287)      (10,491)      (6,299)
      Allowance for equity funds used during
        construction                                                   -           1,315          -            -
      Deferred fuel costs, net                                          603           65        (4,516)       6,082
      Receivables                                                      (487)      (6,434)       29,106          957
      Materials and supplies                                          8,647       12,527         2,488       16,253
      Accounts payable                                              (37,238)      (5,577)      (12,215)      (5,491)
      Other                                                          76,173       98,151        26,599       81,174
                                                                   --------     --------      --------     --------
           Net cash provided from operating activities              241,629      279,039       588,335      578,275
                                                                   --------     --------      --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                     -         126,397        40,621      253,620
    Short-term borrowings, net                                      326,098         -          453,098         -
  Redemptions and Repayments-
    Preferred stock                                                     122         -              969         -
    Long-term debt                                                      142      121,860       339,962      329,155
    Short-term borrowings, net                                         -         141,215          -          84,907
  Dividend Payments-
    Common stock                                                     55,333       47,882       164,254      163,267
    Preferred stock                                                   3,169        5,329         9,404       16,063
                                                                   --------     --------      --------     --------
          Net cash used for (provided from) financing
          activities                                               (267,332)     189,889        20,870      339,772
                                                                   --------     --------      --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                 30,346       35,055       106,578      128,991
  PNBV Capital Trust investment                                     464,325         -          464,325         -
  Other                                                               6,784        1,896        13,794       20,237
                                                                   --------     --------      --------     --------
          Net cash used for investing activities                    501,455       36,951       584,697      149,228
                                                                   --------     --------      --------     --------

Net increase (decrease) in cash and cash equivalents                  7,506       52,199       (17,232)      89,275
Cash and cash equivalents at beginning of period                      5,092       60,367        29,830       23,291
                                                                   --------     --------      --------     --------
Cash and cash equivalents at end of period                         $ 12,598     $112,566      $ 12,598     $112,566
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

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

    Construction Program --

          The Company and its wholly owned subsidiary, Pennsylvania Power Company (Companies), currently forecast expenditures of approximately $650,000,000 for property additions and improvements from 1996-2000, of which approximately $130,000,000 is applicable to 1996. The Companies' nuclear fuel investments are expected to be approximately $160,000,000 during the 1996-2000 period, of which approximately $18,000,000 is applicable to 1996.

    Guarantees --

          The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of September 30, 1996, the Companies' share of the guarantees were $58,287,000. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

    Merger Agreement --

          On September 13, 1996, the Company and Centerior Energy Corporation, an Ohio corporation, entered into an Agreement and Plan of Merger. Under the Merger Agreement, the Company and Centerior will form FirstEnergy Corp., a holding company which would directly hold all of the issued and outstanding common stock of the Company and all of the issued and outstanding common stock of Centerior's direct subsidiaries, which include among others, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company (Toledo). Penn Power would remain a wholly-owned subsidiary of the Company. As a result of the Merger, the respective common stock shareholders of the Company and Centerior would own all of the outstanding shares of FirstEnergy Common Stock. All other classes of capital stock of the Company and its subsidiaries and of the subsidiaries of Centerior would be unaffected by the Merger and would remain outstanding.

                                - 6 -
          The Merger has been approved by the respective Boards of Directors of the Company and Centerior and is expected to close promptly after all of the conditions to the consummation of the Merger, including the receipt of all necessary regulatory approvals, are fulfilled or waived. The conditions include approval by the Public Utilities Commission of Ohio of a regulatory plan for CEI and Toledo acceptable to the Company and Centerior. Shareholder meetings to vote upon the Merger are expected to be held in February 1997. The receipt of all necessary regulatory approvals, including approvals from the Federal Energy Regulatory Commission, the Securities and Exchange Commission (SEC) and the Nuclear Regulatory Commission, are expected to take approximately twelve to eighteen months. The Merger is also subject to receipt of opinions of counsel that the Merger, as to the Company, will qualify as a tax-free transfer and, as to Centerior, will qualify as a tax-free reorganization. In addition, the Merger is conditioned upon the effectiveness of the registration statement containing a joint proxy statement/prospectus with respect to the FirstEnergy Common Stock to be issued in the Merger and the approval for listing of such shares on the New York Stock Exchange.

3 - PNBV CAPITAL TRUST:

          The Company invested approximately $464,000,000 in the PNBV Capital Trust during the third quarter of 1996. The Trust was established to purchase a portion of the lease obligation bonds issued on behalf of lessors in the Company's Perry Unit 1 and Beaver Valley Unit 2 sale and leaseback transactions. The economic benefit resulting from the trust investment will effectively reduce the related lease costs to the Company.























                                - 7 -

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Ohio Edison Company:

          We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of September 30, 1996, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Cleveland, Ohio
November 12, 1996







                                - 8 -
                           OHIO EDISON COMPANY

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings on common stock increased to $1.62 per share for the nine month period ended September 30, 1996, from $1.57 per share in the same period of 1995. Earnings increased to $.62 per share in the third quarter of 1996 compared to $.61 per share for the same period last year. The improved earnings were due to record retail sales for the nine-month period and the Companies' continuing cost control efforts. The 1996 nine-month results reflect accelerated depreciation and amortization of nuclear and regulatory assets totaling approximately $132,000,000 under the Company's Rate Reduction and Economic Development Plan and Penn Power's Rate Stability and Economic Development Plan. For the quarter ended September 30, 1996, the accelerated amounts were approximately $49,000,000.

          During the first nine months of 1996, retail kilowatt-hour sales increased 3.4% over last year, producing a new sales record for that period. Residential and commercial sales were up 2.5% and 1.4%, respectively, compared to sales during the first nine months of 1995. A 5.6% increase in industrial sales reflects the restart of operations by two major customers in the second half of 1995. Excluding sales to those customers, industrial sales rose 1.8% during the period. Sales to other utilities increased 7.9% during the nine months ended September 30, 1996, compared to last year. This increase, coupled with the higher level of retail sales, contributed to a 4.2% increase in total kilowatt-hour sales during the period.

          Total kilowatt-hour sales were down 3.3% in the third quarter of 1996, with retail kilowatt-hour sales decreasing 1.6% compared to the same period last year. Residential and commercial sales dropped 5.7% and 2.6%, respectively, during the period. Industrial sales increased 2.7% during the third quarter of 1996, compared to the third quarter of 1995, while sales to other utilities were down 9.3%.

          Fuel and purchased power costs were lower during the three months ended September 30, 1996 due primarily to the lower sales. Reduced nuclear expenses during the three and nine month periods principally reflect lower refueling outage cost levels in 1996. The comparative decreases in other operating costs reflect the Companies' continuing cost reduction efforts. The changes in depreciation and regulatory asset amortization reflect accelerations under the regulatory plans discussed above.


                                - 9 -
          The comparative increases in other income for the nine month period are principally due to higher investment income in 1996. Interest costs continued to drop during the third quarter and first nine months of 1996 compared to last year. Interest on long-term debt decreased due to redemptions and refinancing of higher-cost debt that occurred subsequent to September 30, 1995. The Companies' total debt (excluding short-term borrowings to fund the PNBV Capital Trust investment described in Note 3) was reduced by approximately $415,000,000 during the twelve months ended September 30, 1996. Total Company and subsidiaries' preferred stock dividend requirements were relatively unchanged from last year's level, taking into account the preferred stock refinancing that occurred in the fourth quarter of 1995.

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1996, capital requirements for property additions and capital leases are expected to be about $41,000,000, including $3,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $55,000,000 for maturing long-term debt during the fourth quarter of 1996. These requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 1996, the Companies had about $13,000,000 of cash and temporary investments. The Companies also had $573,000,000 of short-term indebtedness. The Company had the capability to borrow approximately $137,000,000 as of September 30, 1996 through OES Fuel credit facilities. In addition, the Companies had $12,000,000 of unused short-term bank lines of credit, and $46,500,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion. The Company expects to refinance a major portion of the short-term borrowings outstanding as of September 30, 1996, through the issuance of long-term debt during the fourth quarter of 1996 and/or in 1997.

          The Company invested approximately $464,000,000 in the PNBV Capital Trust during the third quarter of 1996. The trust was established to purchase a portion of the lease obligation bonds issued on behalf of lessors in the Company's Perry Unit 1 and Beaver Valley Unit 2 sale and leaseback transactions. The economic benefit resulting from the trust investment will effectively reduce the related lease costs to the Company.

          As part of the Companies' continuing efforts to enhance customer service, improve productivity and reduce costs, their division operations areas were restructured during the third quarter of 1996. This reorganization resulted in a work force reduction totaling 173 positions. The Companies expect to save approximately $10,000,000 per year as a result of these actions.

                                - 10 -
          On September 13, 1996, the Company entered into an agreement to merge with Centerior Energy Corporation under a new holding company called FirstEnergy Corp. The merger is expected to produce at least $1 billion in savings during the first ten years of joint operations through the elimination of duplicative activities, improved operating efficiencies, lower capital expenditures, accelerated debt reduction, the coordination of the companies' work forces and enhanced purchasing power. A Registration Statement containing a joint proxy statement/prospectus will be filed with the Securities and Exchange Commission and shareholders' meetings for the respective companies are expected to take place in February 1997. Following shareholder approval, the Company hopes to have received all necessary regulatory approvals by the end of 1997. An important condition to consummation of the merger is approval by the Public Utilities Commission of Ohio of an acceptable regulatory plan for the Centerior utility subsidiaries.

PART II.  OTHER INFORMATION
---------------------------

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

       (b) Reports on Form 8-K

       The Company filed one report on Form 8-K since June 30,
       1996. A report dated September 17, 1996, reported that the Company and Centerior Energy Corporation entered into a merger agreement.

                               SIGNATURE






          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






November 13, 1996


                                OHIO EDISON COMPANY
                                -------------------
                                     Registrant



                                   /s/ H. P. Burg
                           -------------------------------
                                       H. P. Burg
                        President and Chief Operating Officer
                               Chief Financial Officer