Form 10-K
period 1996-12-31
OHIO EDISON CO
filed 1997-03-26
CIK 73960

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                            FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    [FEE REQUIRED]
For the fiscal year ended December 31, 1996

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
                           Yes  X            No
                               ---              ---
State the aggregate market value of the voting stock held by non-affiliates of the registrant: $3,354,747,946 as of March 7, 1997. Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:
            CLASS                    OUTSTANDING AT MARCH 26, 1997
            -----                    -----------------------------
  Common Stock, $9 par value                   152,569,437

Documents incorporated by reference (to the extent indicated herein):

                                       PART OF FORM 10-K INTO WHICH
              DOCUMENT                   DOCUMENT IS INCORPORATED
              --------                 ----------------------------
Annual Report to Stockholders for the
  fiscal year ended December 31, 1996
  (Pages 12-30)                                      Part II
Proxy Statement for 1997 Annual Meeting
  of Stockholders to be held April 24, 1997          Part III



























                       TABLE OF CONTENTS

                                                           Page
                                                           ----
Part I
   Item  1.  Business.....................................   1
               The Company................................   1
               Merger Agreement...........................   1
               Utility Regulation.........................   2
               PUCO Rate Matters..........................   2
               PPUC Rate Matters..........................   2
               FERC Rate Matters..........................   3
               Fuel Recovery Procedures...................   3
               Capital Requirements.......................   3
               Central Area Power Coordination Group......   5
               Nuclear Regulation.........................   5
               Nuclear Insurance..........................   6
               Environmental Matters......................   7
                 Air Regulation...........................   7
                 Water Regulation.........................   8
                 Waste Disposal...........................   8
                 Summary..................................   8
               Fuel Supply................................   8
               System Capacity and Reserves...............   9
               Regional Reliability.......................  10
               Competition................................  10
               Research and Development...................  10
               Executive Officers.........................  11

   Item  2.  Properties...................................  11

   Item  3.  Legal Proceedings............................  13

   Item  4.  Submission of Matters to a Vote of
               Security Holders...........................  13

Part II
   Item  5.  Market for Registrant's Common Equity
               and Related Stockholder Matters............  13

   Item  6.  Selected Financial Data......................  13

   Item  7.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations.................................  13

   Item  8.  Financial Statements and Supplementary Data..  13

   Item  9.  Changes In and Disagreements with
               Accountants on Accounting and Financial
               Disclosure.................................  13

Part III
   Item 10.  Directors and Executive Officers of the
               Registrant.................................  13

   Item 11.  Executive Compensation.......................  13

   Item 12.  Security Ownership of Certain Beneficial
               Owners and Management......................  13

   Item 13.  Certain Relationships and Related
               Transactions...............................  14

Part IV
   Item 14.  Exhibits, Financial Statement Schedules
               and Reports on Form 8-K....................  14









































                               PART I

ITEM 1. BUSINESS

The Company

        Ohio Edison Company (Company) was organized under the laws of the State of Ohio in 1930 and owns property and does business as an electric public utility in that state. The Company also has ownership interests in certain generating facilities located in the Commonwealth of Pennsylvania.

        The Company furnishes electric service to communities in a 7,500 square mile area of central and northeastern Ohio. It also provides transmission services and electric energy for resale to certain municipalities in the Company's service area and transmission services to certain rural cooperatives. The Company also engages in the sale, purchase and interchange of electric energy with other electric companies. The area it serves has a population of approximately 2,537,000.

        The Company owns all of the outstanding common stock of Pennsylvania Power Company (Penn Power), a Pennsylvania corporation, which furnishes electric service to communities in a 1,500 square mile area of western Pennsylvania. Penn Power also provides transmission services and electric energy for resale to certain municipalities in Pennsylvania. The area served by Penn Power has a population of approximately 343,000.

Merger Agreement

        On September 13, 1996, the Company and Centerior Energy Corporation, an Ohio corporation, entered into an Agreement and Plan of Merger. Under the Merger Agreement, the Company and Centerior will form FirstEnergy Corp., a holding company which will directly hold all of the issued and outstanding common stock of the Company and all of the issued and outstanding common stock of Centerior's direct subsidiaries, which include among others, The Cleveland Electric Illuminating Company (CEI) and The Toledo Edison Company (Toledo). Penn Power will remain a wholly owned subsidiary of the Company. As a result of the Merger, the respective common stock shareholders of the Company and Centerior will own all of the outstanding shares of FirstEnergy Common Stock. All other classes of capital stock of the Company and its subsidiaries and of the subsidiaries of Centerior will be unaffected by the Merger and will remain outstanding.

        The Merger has been approved by the respective Boards of Directors of the Company and Centerior and is expected to close promptly after all of the conditions to the consummation of the Merger, including the receipt of all necessary regulatory approvals, are fulfilled or waived. An important condition already

                              - 1 -
met was the approval by the Public Utilities Commission of Ohio
(PUCO) of FirstEnergy's Rate Reduction and Economic Development Plan for CEI and Toledo in January 1997. This regulatory plan, which is similar to the regulatory plan approved by the PUCO for the Company (see "Utility Regulation-PUCO Rate Matters"), provides for a $310 million reduction in base electric rates for CEI and Toledo in 2006. The plan also requires additional depreciation (or revaluation) of generating assets and additional amortization of regulatory assets of at least $2 billion more than the amounts that would have been recognized through December 31, 2005, without the plan, and limits annual earnings on common stock for CEI and Toledo. Shareholder meetings to vote on the Merger are scheduled to be held on March 27, 1997. The receipt of all necessary regulatory approvals, including approvals from the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission and the Nuclear Regulatory Commission (NRC), are expected to take approximately twelve to eighteen months from the date of the Merger Agreement. The Pennsylvania Public Utility Commission (PPUC) approved the merger on February 13, 1997.

Utility Regulation

        The Company and Penn Power (Companies) are subject to broad regulation as to rates and other matters by the PUCO and the PPUC. With respect to their wholesale and interstate electric operations and rates, the Companies are subject to regulation, including regulation of their accounting policies and practices, by the FERC. Under Ohio law, municipalities may regulate rates, subject to appeal to the PUCO if not acceptable to the utility.

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

        The Energy Policy Act of 1992 (1992 Act) amended portions of the 1935 Act, providing independent power producers and other nonregulated generating facilities easier entry into electric generation markets. The 1992 Act also amended portions of the Federal Power Act, authorizing the FERC, under certain circumstances, to mandate access to utility-owned transmission facilities. Following the enactment of the 1992 Act, the FERC has ordered all utilities to file open access tariffs applicable to transmission facilities, including provisions which require

                              - 2 -
utilities to offer comparable services on a nondiscriminatory basis.

        PUCO Rate Matters

        The Company's Rate Reduction and Economic Development Plan was approved by the PUCO in 1995. The regulatory plan is designed to enhance and accelerate economic development within the Company's service area and to assure the Company's customers of long-term competitive pricing for energy services.

        The regulatory plan maintains current base electric rates for the Company through December 31, 2005, unless additional revenues are needed to recover the costs of changes in environmental, regulatory or tax laws or regulations. As part of the regulatory plan, transition rate credits were implemented for customers, which are expected to reduce operating revenues by approximately $600 million during the regulatory plan period. The regulatory plan also established a revised fuel recovery rate formula which eliminated the automatic pass-through of fuel costs to the Company's retail customers (see "Fuel Recovery Procedures").

        All of the Company's regulatory assets are being recovered under provisions of the regulatory plan. In addition, the PUCO authorized the Company to recognize additional depreciation expense related to its generating assets and additional amortization of regulatory assets during the ten-year regulatory plan period of at least $2 billion more than the amount that would have been recognized if the regulatory plan were not in effect. These additional amounts are being recovered through current rates. Among other provisions, the regulatory plan also limits the Company's annual earnings on common stock to a 13.21% return under a formula adopted by the PUCO; any amounts otherwise earned in excess of the limitation would be credited to the Company's retail customers in a future period.

        PPUC Rate Matters

        Penn Power's Rate Stability and Economic Development Plan was approved by the PPUC in the second quarter of 1996. This regulatory plan maintains current base electric rates for Penn Power through June 20, 2006 and revised its fuel recovery method (see "Fuel Recovery Procedures"). All of Penn Power's regulatory assets are being recovered under provisions of the regulatory plan. In addition, the PPUC has authorized Penn Power to recognize additional depreciation expense related to its generating assets and additional amortization of regulatory assets during the ten-year regulatory plan period of at least $358 million more than the amounts that would have been recognized if the regulatory plan were not in effect. These additional amounts are being recovered through current rates.


                              - 3 -
        In December 1996, Pennsylvania enacted "The Electricity Generation Customer Choice and Competition Act," which will permit residents, including Penn Power's customers, to choose their electric generation supplier, while transmission and distribution services will continue to be supplied by their current providers. Customer choice would be phased in over three years, beginning in 1999, after a two-year pilot program. The new Pennsylvania law also establishes procedures and standards for the recovery of stranded costs over an eight to nine-year period in the form of a transition charge on customer billings, and allows utilities to seek PPUC approval to securitize, or refinance, stranded costs which have been determined by the PPUC to be recoverable. Penn Power believes that this legislation will continue to provide for cost recovery in a manner which meets the criteria for application of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

        FERC Rate Matters

        Rates for the Companies' respective wholesale customers are regulated by the FERC. The Company's tariff for its customers was approved by the FERC in 1989. Penn Power has agreements to sell power to four wholesale customers; two of the agreements expire in March 1998, and the other two will be in effect until September 1999. A former municipal customer of Penn Power signed a contract with another energy supplier in November 1995. Penn Power and the former customer have reached a settlement of Penn Power's proposed transmission rate which was approved by the FERC on March 13, 1997.

        Fuel Recovery Procedures

        In accordance with its regulatory plan, the Company's Electric Fuel Component (EFC) rate has been frozen until December 31, 2005, subject only to limited periodic adjustments. The rate is adjusted annually based on changes in the GDP Implicit Price Deflator, unless significant changes in environmental, regulatory or tax laws or regulations increase or decrease the cost of fuel. Such changes in laws, regulations and/or taxes would require PUCO approval to be reflected as an adjustment to the EFC rate. Furthermore, for the period through July 1, 1999, the EFC rate will be limited to the average fuel cost rate of certain utilities within the state. Commencing July 1, 2000, the EFC rate will be limited to 97% of the average fuel cost rate of these companies. The average fuel cost rate for these utilities may be adjusted by the PUCO to reflect any significant changes in the Phase II environmental compliance plans of such companies involving capital additions or equipment utilization.

        Under its regulatory plan, Penn Power eliminated its energy cost rate (ECR) for the recovery of fuel and net purchased power costs as a separate component of customer charges. Energy


                              - 4 -
costs were rolled into Penn Power's base electric rates at their projected 1996-1997 level.

Capital Requirements

        The Companies' total construction costs, excluding nuclear fuel, amounted to approximately $122 million in 1996. Such costs included expenditures for the betterment of existing facilities and for the construction of transmission lines, distribution lines, substations and other additions. For the years 1997-2001, such construction costs are estimated to be approximately $600 million, of which approximately $135 million is applicable to 1997. See "Environmental Matters" below with regard to possible environment-related expenditures not included in this estimate.

        During the 1997-2001 period, maturities of, and sinking fund requirements for, long-term debt and preferred stock will require expenditures by the Companies of over $900 million, of which approximately $164 million is applicable to 1997. These requirements are expected to be met with internally generated cash.

        Nuclear fuel purchases are financed through OES Fuel (a wholly owned subsidiary of the Company) commercial paper and loans, both of which are supported by a $225 million long-term bank credit agreement. Investments for additional nuclear fuel during the 1997-2001 period are estimated to be approximately $194 million, of which approximately $45 million applies to 1997. During the same periods, the Companies' nuclear fuel investments are expected to be reduced by approximately $185 million and $43 million, respectively, as the nuclear fuel is consumed. Also, the Companies have operating lease commitments (net of PNBV Capital Trust income) of approximately $424 million for the 1997-2001 period, of which approximately $75 million relates to 1997. The Companies recover the cost of nuclear fuel consumed and operating leases through their electric rates.

        Short-term borrowings outstanding at December 31, 1996, consisted of $229.5 million of bank borrowings and $120.0 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of the Company whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $120 million under a receivables financing agreement at rates based on certain bank commercial paper. The Companies also had $27 million available under revolving lines of credit as of December 31, 1996. In addition, $16.5 million was available through bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

        Based on their present plans, the Companies could provide for their cash requirements in 1997 from the following sources: funds to be received from operations; available cash and temporary


                              - 5 -
cash investments (approximately $5 million as of December 31, 1996); the issuance of long-term debt (for refunding purposes) and funds available under revolving credit arrangements.

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

        With respect to the issuance of first mortgage bonds under the Company's first mortgage indenture, the availability of property additions is more restrictive than the earnings test at the present time and would limit the amount of first mortgage bonds issuable against property additions to $397 million. The Company is currently able to issue $900 million principal amount of first mortgage bonds against previously retired bonds without the need to meet the above restrictions. Based upon earnings for 1996, the Company would be permitted, under the earnings coverage test contained in its charter, to issue at least $1.3 billion of preferred stock at an assumed dividend rate of 9%. If the Company were to issue additional debt at or prior to the time it issued preferred stock, the amount of preferred stock which would be issuable would be reduced.

        To the extent that coverage requirements or market conditions restrict the Companies' abilities to issue desired amounts of first mortgage bonds or preferred stock, the Companies may seek other methods of financing. Such financings could include the sale of common stock and preference stock or of such other types of securities as might be authorized by applicable regulatory authorities which would not otherwise be sold and could result in

                              - 6 -
annual interest charges and/or dividend requirements in excess of those that would otherwise be incurred.

Central Area Power Coordination Group (CAPCO)

        In September 1967, the CAPCO companies, consisting of the Company, Penn Power, CEI, Duquesne Light Company (Duquesne) and Toledo, announced a program for joint development of power generation and transmission facilities. Included in the program are Unit 7 at the W. H. Sammis Plant, Units 1, 2 and 3 at the Bruce Mansfield Plant, Units 1 and 2 at the Beaver Valley Power Station and the Perry Nuclear Power Plant, each now in service.

        The present CAPCO Basic Operating Agreement provides, among other things, for coordinated maintenance responsibilities among the CAPCO companies, a limited and qualified mutual backup arrangement in the event of outage of CAPCO units and certain capacity and energy transactions among the CAPCO companies.

        The agreements among the CAPCO companies generally treat the Companies as a single system as between them and the other three CAPCO companies, but, in agreements between the CAPCO companies and others, all five companies are treated as separate entities.
Subject to any rights that might arise among the CAPCO companies as such, each member company, severally and not jointly, is obligated to pay only its proportionate share of the costs associated with the facilities and the cost of required fuel. The CAPCO companies have agreed that any modification of their arrangements or of their agreed-upon programs requires their unanimous consent. Should any member become unable to continue to pay its share of the costs associated with a CAPCO facility, each of the other CAPCO companies could be adversely affected in varying degrees because it may become necessary for the remaining members to assume such costs for the account of the defaulting member.

        Under the agreements governing the construction and operation of CAPCO generating units, the responsibility is assigned to a specific CAPCO company. CEI has such responsibilities for Perry, and Duquesne is responsible for Beaver Valley Units 1 and 2. The Company monitors activities in connection with these units but must rely to a significant degree on the operating company for necessary information. The Company in its oversight role as a practical matter cannot be privy to every detail; it is the operating company that must directly supervise activities and then exercise its reporting responsibilities to the co-owners. The Company critically reviews the information given to it by the operating company, but it cannot be absolutely certain that things it would have considered significant have been reported or that it always would have reached exactly the same conclusion about matters that are reported. In addition, the time that is necessarily part of the compiling and analyzing process creates a lag between the occurrence of events and the time the Company becomes aware of

                              - 7 -
their significance. The Companies have similar responsibilities to the other CAPCO companies with respect to W.H. Sammis Unit 7 and Bruce Mansfield Units 1, 2 and 3.

Nuclear Regulation

        The construction and operation of nuclear generating units are subject to the regulatory jurisdiction of the NRC including the issuance by it of construction permits and operating licenses. The NRC's procedures with respect to application for construction permits and operating licenses afford opportunities for interested parties to request public hearings on health, safety, environmental and antitrust issues. In this connection, the NRC may require substantial changes in operation or the installation of additional equipment to meet safety or environmental standards with resulting delay and added costs. The possibility also exists for modification, denial or revocation of licenses or permits. Full power operating licenses were issued for Beaver Valley Unit 1, Perry and Beaver Valley Unit 2 on July 1, 1976, November 13, 1986 and August 14, 1987, respectively.

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

Nuclear Insurance

        The Price-Anderson Act limits the public liability which can be assessed with respect to a nuclear power plant to $8.92 billion (assuming 110 units licensed to operate) for a single nuclear incident, which amount is covered by: (i) private insurance amounting to $200 million; and (ii) $8.72 billion provided by an industry retrospective rating plan required by the NRC pursuant thereto. Under such retrospective rating plan, in the event of a nuclear incident at any unit in the United States resulting in losses in excess of private insurance, up to $75.5 million (but not more than $10 million per unit per year in the event of more than one incident) must be contributed for each nuclear unit licensed to operate in the country by the licensees thereof to cover

                              - 8 -
liabilities arising out of the incident. Based on their present ownership and leasehold interests in the Beaver Valley Station and the Perry Plant, the Companies' maximum potential assessment under these provisions (assuming the other CAPCO companies were to contribute their proportionate share of any assessments under the retrospective rating plan) would be $102.8 million per incident but not more than $13 million in any one year for each incident.

        In addition to the public liability insurance provided pursuant to the Price-Anderson Act, the Companies have also obtained insurance coverage in limited amounts for economic loss and property damage arising out of nuclear incidents. The Companies are members of Nuclear Electric Insurance Limited (NEIL) which provides coverage (NEIL I) for the extra expense of replacement power incurred due to prolonged accidental outages of nuclear units. Under NEIL I, the Companies have policies, renewable yearly, corresponding to their respective interests in the Beaver Valley Station and the Perry Plant, which provide an aggregate indemnity of up to approximately $315 million for replacement power costs incurred during an outage after an initial 21-week waiting period. Members of NEIL I pay annual premiums and are subject to assessments if losses exceed the accumulated funds available to the insurer. The Companies' present maximum aggregate assessment for incidents at any covered nuclear facility occurring during a policy year would be approximately $3.1 million.

        The Companies are insured as to their respective interests in the Beaver Valley Station and Perry Plant under property damage insurance provided by American Nuclear Insurers, Mutual Atomic
Energy Liability Underwriters and NEIL to the operating company for each plant. Under these arrangements, $2.75 billion of coverage for decontamination costs, decommissioning costs, debris removal and repair and/or replacement of property is provided for the Beaver Valley Station and the Perry Plant. The Companies pay annual premiums for this coverage and are liable for retrospective assessments of up to approximately $13.4 million during a policy year.

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

        The NRC requires nuclear power plant licensees to obtain minimum property insurance coverage of $1.06 billion or the amount generally available from private sources, whichever is less. The

                              - 9 -
proceeds of this insurance are required to be used first to ensure that the licensed reactor is in a safe and stable condition and can be maintained in that condition so as to prevent any significant risk to the public health and safety. Within 30 days of stabilization, the licensee is required to prepare and submit to the NRC a cleanup plan for approval. The plan is required to identify all cleanup operations necessary to decontaminate the reactor sufficiently to permit the resumption of operations or to commence decommissioning. Any property insurance proceeds not already expended to place the reactor in a safe and stable condition must be used first to complete those decontamination operations that are ordered by the NRC. The Companies are unable to predict what effect these requirements may have on the availability of insurance proceeds to the Companies for the Companies' bondholders.

Environmental Matters

        Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated capital expenditures for environmental compliance of approximately $14 million, which is included in the construction estimate given under "Capital Requirements" for 1997 through 2001.

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

        The Companies are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. EPA is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year


                              - 10 -
2003. The cost of such reductions, if required, may be substantial. The Companies continue to evaluate their compliance plans and other compliance options.

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

        In December 1996, EPA proposed changes in the National Ambient Air Quality Standard for ozone and proposed a new standard for previously unregulated ultra-fine particulate matter. Final regulations for both of these standards are expected later in 1997. The cost of compliance with these regulations may be substantial and depends on the final provisions of the proposed regulations and the manner in which they are implemented by the states in which the Companies operated affected facilities.

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

        Summary

        Environmental controls are still in the process of development and require, in many instances, balancing the needs for additional quantities of energy in future years and the need to protect the environment. As a result, the Companies cannot now estimate the precise effect of existing and potential regulations

                              - 11 -
and legislation upon any of their existing and proposed facilities and operations or upon their ability to issue additional first mortgage bonds under their respective mortgages. These mortgages contain covenants by the Companies to observe and conform to all valid governmental requirements at the time applicable unless in course of contest, and provisions which, in effect, prevent the issuance of additional bonds if there is a completed default under the mortgage. The provisions of each of the mortgages, in effect, also require, in the opinion of counsel for the respective Companies, that certification of property additions as the basis for the issuance of bonds or other action under the mortgages be accompanied by an opinion of counsel that the company certifying such property additions has all governmental permissions at the time necessary for its then current ownership and operation of such property additions. The Companies intend to contest any requirements they deem unreasonable or impossible for compliance or otherwise contrary to the public interest. Developments in these and other areas of regulation may require the Companies to modify, supplement or replace equipment and facilities, and may delay or impede the construction and operation of new facilities, at costs which could be substantial.

Fuel Supply

        The Companies' sources of generation during 1996 were 76.7% coal and 23.3% nuclear. Approximately two-thirds of the Company's annual coal purchase requirements are supplied under long-term contracts. These contracts have minimum annual tonnage levels of approximately 5,300,000 tons (including the Company's portion of the coal purchase contract relating to the Bruce Mansfield Plant discussed below). This contract coal is produced primarily from mines located in Ohio, Pennsylvania, Kentucky and West Virginia; the contracts expire at various times through February 28, 2003.

        The Companies estimate their 1997 coal requirements to be approximately 10,300,000 tons (including their respective shares of the coal requirements of CAPCO's W. H. Sammis Unit 7 and the Bruce Mansfield Plant). See "Environmental Matters" for factors pertaining to meeting environmental regulations affecting coal-fired generating units.

        The Companies, together with the other CAPCO companies, have each severally guaranteed (the Company's and Penn Power's composite percentages being approximately 46.8% and 6.7%, respectively) certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant (see Note 6 of Notes to Consolidated Financial Statements). As of December 31, 1996, the Companies' shares of the guarantees were $58.3 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations. This contract expires December 31, 1999.


                              - 12 -

        The Companies' fuel costs (excluding disposal costs) for each of the five years ended December 31, 1996, were as follows:

                                       1996  1995  1994  1993  1992
                                       ----  ----  ----  ----  ----
Cost of fuel consumed per
 million BTUs:
  Coal                                $1.32 $1.36 $1.36 $1.37 $1.40
  Nuclear                             $ .52 $ .65 $ .75 $ .76 $ .83
Average fuel cost per kilowatt-hour
  generated (cents)                    1.16  1.22  1.26  1.31  1.31

        OES Fuel is the sole lessor for the Companies' nuclear fuel requirements (see "Capital Requirements" and Note 4F of Notes to
Consolidated Financial Statements).

        The Companies and OES Fuel have contracts for the supply of uranium sufficient to meet projected needs through 2000 and conversion services sufficient to meet projected needs through 2001. Fabrication services for fuel assemblies have been contracted by the CAPCO companies for the next three reloads for Beaver Valley Unit 1, one reload for Beaver Valley Unit 2 (through approximately 2000 and 1998, respectively), and the next five reloads for Perry (through approximately 2004). The Companies have a contract with U.S. Enrichment Corporation for the majority of their enrichment requirements for nuclear fuel through 2014.

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

                              - 13 -
System Capacity and Reserves

        The 1996 net maximum hourly demand on the Companies of 6,067,000 kilowatts (kW) (including 450,000 kW of firm power sales which extend through 2005 as discussed under "Competition") occurred on August 6, 1996. The seasonal capability of the Companies (including 932,000 kW of net firm and capacity purchases) on that day was 6,557,000 kW. Of that system capability, 5.9% was available to serve additional load and term power sales to other utilities. Based on existing capacity plans, the load forecast made in October 1996 and anticipated term power sales to other utilities, the capacity margins during the 1997-2001 period are expected to range from about 6% to 10%.

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

        Technological advances and regulatory changes are driving forces toward increasing competition in the energy market. The Pennsylvania pilot program, which will allow residents to choose their electric generation supplier (see "Utility Regulation-PPUC Rate Matters") is one such regulatory change. In addition, many large electricity users continue to push for some form of retail wheeling, which would enable retail customers to purchase electricity from producers other than the local utility. In February 1996, the PUCO approved a change allowing large industrial


                              - 14 -
customers that have interruptible service contracts to buy their power from other sources when they have been advised by their local utility that service will be interrupted. Also, in Ohio, the General Assembly has formed a twelve member, bipartisan committee to study electric utility deregulation. While the General Assembly and Federal Authorities consider full retail wheeling, the debate could place downward pressure on the Companies' prices in the future. The Companies are actively involved in these debates, but are unable to predict the ultimate outcome.

        In an effort to more fully utilize their facilities and hold down rates to their other customers, the Companies have entered into a long-term power sales agreement with another utility. Currently, the Companies are selling 450,000 kW annually under this contract through December 31, 2005. The Companies have the option to reduce this commitment by 150,000 kW, with three years' advance notice.

Research and Development

        The Company participates in funding the Electric Power Research Institute (EPRI), which was formed for the purpose of expanding electric research and development under the voluntary sponsorship of the nation's electric utility industry - public, private and cooperative. Its goal is to mutually benefit utilities and their customers by promoting the development of new and improved technologies to help the utility industry meet present and future electric energy needs in environmentally and economically acceptable ways. EPRI conducts research on all aspects of electric power production and use, including fuels, generating, delivery, energy management and conservation, environmental effects and energy analysis. The major portion of EPRI research and development projects is directed toward practical solutions and their applications to problems currently facing the electric utility industry. In 1996, approximately 75% of the Company's research and development expenditures were related to EPRI.

Executive Officers

        The executive officers are elected at the annual organization meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.









                              - 15 -

                           Position Held During
     Name       Age             Past Five Years            Dates
-------------   ---  -------------------------------   ----------
W. R. Holland    60  Chairman of the Board and Chief
                       Executive Officer               1996-present
                     President and Chief Executive
                       Officer                         1993-1996
                     President and Chief Operating
                       Officer                         *-1993

H. P. Burg       50  President, Chief Operating
                       Officer and Chief Financial
                       Officer                         1996-present
                     Senior Vice President and Chief
                       Financial Officer               *-1996

A. J. Alexander  45  Executive Vice President and
                       General Counsel                 1996-present
                     Senior Vice President and
                       General Counsel                 *-1996

R. J. McWhorter  64  Senior Vice President-Generation
                       and Transmission                *-present

E. T. Carey      54  Vice President-Regional
                       Operations and Customer
                       Service                         1995-present
                     Vice President-Marketing and
                       Customer Service Support        1994-1995
                     Manager, Performance
                       Initiatives                     1993-1994
                     Division Manager                  *-1993

A. R. Garfield   58  Vice President-System
                       Operations                      *-present

J. A. Gill       59  Vice President-Administration     *-present

G. L. Pipitone   46  Vice President-Generation and
                       Transmission                    1996-present

D. L. Yeager     62  Vice President-Special Projects   *-present

N. C. Ashcom     49  Secretary                         1994-present
                     Assistant Secretary               *-1994

R. H. Marsh      46  Treasurer                         *-present

H. L. Wagner     44  Comptroller                       *-present

*Indicates position held at least since January 1, 1992.


                              - 16 -
        At December 31, 1996, the Company had 3,258 employees and Penn Power had 1,015 employees for a total of 4,273 employees for the Companies.

ITEM 2.PROPERTIES

        The Companies' respective first mortgage indentures constitute, in the opinion of the Companies' counsel, direct first liens on substantially all of the respective Companies' physical property, subject only to excepted encumbrances, as defined in the indentures. See Notes 3 and 4 to the Consolidated Financial Statements for information concerning leases and financing encumbrances affecting certain of the Companies' properties.

        The Companies own, individually or together with one or more of the other CAPCO companies as tenants in common, and/or lease, the generating units in service as of March 1, 1997, shown on the table below.



































                              - 17 -

                                           Net Demonstrated              Interest
                                                                 -------------------------
                                            Capacity (kW)                             Penn
                                       ---------------------
                                                  Companies'        Ohio Edison       Power
  Plant-Location            Unit       Total     Entitlement     Owned     Leased     Owned
----------------------      ----       -----     -----------     -----     ------     -----
Coal-Fired Units

R.E. Burger                  3-5      406,000      406,000      100.00%       -          -
  Shadyside, OH
B. Mansfield-                 1       780,000      501,000       60.00%       -         4.20%
  Shippingport, PA            2       780,000      360,000       39.30%       -         6.80%
                              3       800,000      335,000       35.60%       -         6.28%
New Castle-                  3-5      333,000      333,000         -          -       100.00%
  W. Pittsburg, PA
Niles-Niles, OH              1-2      216,000      216,000      100.00%       -          -
W.H. Sammis-                 1-6    1,620,000    1,620,000      100.00%       -          -
  Stratton, OH                7       600,000      413,000       48.00%       -        20.80%

Nuclear Units

Beaver Valley-                1       810,000      425,000       35.00%       -        17.50%
  Shippingport, PA            2       820,000      343,000       20.22%     21.66%       -
Perry-                              1,194,000      421,000       17.42%*    12.58%      5.24%
  N. Perry Village, OH

Oil/Gas-Fired Units

Edgewater-Lorain, OH          4       100,000      100,000      100.00%       -          -
West Lorain-Lorain, OH        1       120,000      120,000      100.00%       -          -
Other                                 164,000      164,000       84.82%       -        15.18%
                                                 ---------
  Total                                          5,757,000
                                                 =========

* Represents portion leased from a wholly owned subsidiary of the Company.










                                                         - 18 -

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

        The Companies' generating plants and load centers are connected by a transmission system consisting of elements having various voltage ratings ranging from 23 kilovolts (kV) to 345 kV.
The Companies' overhead and underground transmission lines aggregate 4,607 miles.

        The Companies' electric distribution systems include 26,463 miles of overhead pole line and underground conduit carrying primary, secondary and street lighting circuits. They own, individually or together with one or more of the other CAPCO companies as tenants in common, 448 substations with a total installed transformer capacity of 24,849,513 kilovolt-amperes, of which 70 are transmission substations, including 9 located at generating plants.

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

ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                           PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK-
       HOLDER MATTERS

ITEM 6.SELECTED FINANCIAL DATA

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS




                              - 19 -
ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information called for by Items 5 through 8 is incorporated herein by reference to the Price Range of Common Stock, Classification of Holders of Common Stock as of December 31, 1996, Selected Financial Data, Management's Discussion and Analysis of Results of Operations and Financial Condition, and Consolidated Financial Statements included on pages 13 through 30 in the Company's 1996 Annual Report to Stockholders (Exhibit 13).

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                           PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by Item 10, with respect to Identification of Directors and with respect to reports required to be filed under Section 16 of the Securities Exchange Act of 1934, is incorporated herein by reference to the Company's 1997 Proxy Statement filed with the Securities and Exchange Commission (SEC) pursuant to Regulation 14A and, with respect to Identification of Executive Officers, to "Part I, Item 1. Business- Executive Officers" herein.

ITEM 11.EXECUTIVE COMPENSATION

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by Items 11, 12 and 13 is incorporated herein by reference to the Company's 1997 Proxy
Statement filed with the SEC pursuant to Regulation 14A.


                       PART IV

ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
        FORM 8-K

(a) 1. Financial Statements

        Included in Part II of this report and incorporated herein by reference to the Company's 1996 Annual Report to Stockholders
(Exhibit 13 below) at the pages indicated.


                              - 20 -
                                                           Page No.
                                                           --------
Report of Independent Public Accountants.....................  12
Consolidated Statements of Income-Three Years Ended
  December 31, 1996..........................................  17
Consolidated Balance Sheets-December 31, 1996 and 1995.......  18
Consolidated Statements of Retained Earnings-Three
  Years Ended December 31, 1996..............................  19
Consolidated Statements of Capital Stock and Other
  Paid-In Capital-
     Three Years Ended December 31, 1996.....................  19
Consolidated Statements of Capitalization-December 31,
  1996 and 1995.............................................. 20-21
Consolidated Statements of Cash Flows-Three Years
  Ended December 31, 1996....................................  22
Consolidated Statements of Taxes-Three Years Ended
  December 31, 1996..........................................  23
Notes to Consolidated Financial Statements................... 24-30

2. Financial Statement Schedules

        Included in Part IV of this report:
                                                           Page No.
                                                           --------

Report of Independent Public Accountants.....................  29
Schedule - Three Years Ended December 31, 1996:

     II  - Consolidated Valuation and Qualifying Accounts....  30

        Schedules other than the schedule listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

Exhibit
Number
-------

         2-1   -  Agreement and Plan of Merger, dated as of
                  September 13, 1996, between Ohio Edison Company and Centerior Energy Corporation. (September 17,
                  1996 Form 8-K, Exhibit 2-1.)

         3-1    - Amended Articles of Incorporation, Effective June
                  21, 1994, constituting the Company's Articles of Incorporation. (1994 Form 10-K, Exhibit 3-1.)

         3-2    - Code of Regulations of the Company as amended
                  April 24, 1986. (Registration No. 33-5081,
                  Exhibit (4)(d).)
                              - 21 -
Exhibit
Number
-------
    (B)  4-1    - Indenture dated as of August 1, 1930 between the
                  Company and Bankers Trust Company, as Trustee, as amended and supplemented by Supplemental
                  Indentures:

   Dated as of           File Reference          Exhibit No.
------------------    -------------------        -----------

March 3, 1931       2-1725                        B-1,B-1(a),B-1(b)
November 1, 1935    2-2721                        B-4
January 1, 1937     2-3402                        B-5
September 1, 193    Form 8-A                      B-6
June 13, 1939       2-5462                        7(a)-7
August 1, 1974      Form 8-A, August 28, 1974     2(b)
July 1, 1976        Form 8-A, July 28, 1976       2(b)
December 1, 1976    Form 8-A, December 15, 1976   2(b)
June 15, 1977       Form 8-A, June 27, 1977       2(b)

Supplemental Indentures:

   Dated as of           File Reference          Exhibit No.
------------------    -------------------        -----------

September 1, 1944     2-61146                     2(b)(2)
April 1, 1945         2-61146                     2(b)(2)
September 1, 1948     2-61146                     2(b)(2)
May 1, 1950           2-61146                     2(b)(2)
January 1, 1954       2-61146                     2(b)(2)
May 1, 1955           2-61146                     2(b)(2)
August 1, 1956        2-61146                     2(b)(2)
March 1, 1958         2-61146                     2(b)(2)
April 1, 1959         2-61146                     2(b)(2)
June 1, 1961          2-61146                     2(b)(2)
September 1, 1969     2-34351                     2(b)(2)
May 1, 1970           2-37146                     2(b)(2)
September 1, 1970     2-38172                     2(b)(2)
June 1, 1971          2-40379                     2(b)(2)
August 1, 1972        2-44803                     2(b)(2)
September 1, 1973     2-48867                     2(b)(2)
May 15, 1978          2-66957                     2(b)(4)
February 1, 1980      2-66957                     2(b)(5)
April 15, 1980        2-66957                     2(b)(6)
June 15, 1980         2-68023                     (b)(4)(b)(5)
October 1, 1981       2-74059                     (4)(d)
October 15, 1981      2-75917                     (4)(e)
February 15, 1982     2-75917                     (4)(e)
July 1, 1982          2-89360                     (4)(d)
March 1, 1983         2-89360                     (4)(e)


                              - 22 -
Exhibit
Number
-------
        Supplemental Indentures: (Cont'd)

   Dated as of           File Reference          Exhibit No.
------------------    -------------------        -----------

March 1, 1984         2-89360                     (4)(f)
September 15, 1984    2-92918                     (4)(d)
September 27, 1984    33-2576                     (4)(d)
November 8, 1984      33-2576                     (4)(d)
December 1, 1984      33-2576                     (4)(d)
December 5, 1984      33-2576                     (4)(e)
January 30, 1985      33-2576                     (4)(e)
February 25, 1985     33-2576                     (4)(e)
July 1, 1985          33-2576                     (4)(e)
October 1, 1985       33-2576                     (4)(e)
January 15, 1986      33-8791                     (4)(d)
May 20, 1986          33-8791                     (4)(d)
June 3, 1986          33-8791                     (4)(e)
October 1, 1986       33-29827                    (4)(d)
July 15, 1989         33-34663                    (4)(d)
August 25, 1989       33-34663                    (4)(d)
February 15, 1991     33-39713                    (4)(d)
May 1, 1991           33-45751                    (4)(d)
May 15, 1991          33-45751                    (4)(d)
September 15, 1991    33-45751                    (4)(d)
April 1, 1992         33-48931                    (4)(d)
June 15, 1992         33-48931                    (4)(d)
September 15, 1992    33-48931                    (4)(e)
April 1, 1993         33-51139                    (4)(d)
June 15, 1993         33-51139                    (4)(d)
September 15, 1993    33-51139                    (4)(d)
November 15, 1993       1-2578                    (4)(2)
April 1, 1995           1-2578                    (4)(2)
May 1, 1995             1-2578                    (4)(2)
July 1, 1995            1-2578                    (4)(2)

10-1- Administration Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102,
           Exhibit 5(c)(2).)

10-2    -  Amendment No. 1 dated January 4, 1974 to Administration
           Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3).)

10-3    -  Transmission Facilities Agreement between the CAPCO
           Group dated as of September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(3).)



                              - 23 -
Exhibit
Number
-------
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
           Operating Agreement, as amended September 1, 1980. (1985 Form 10-K, Exhibit 10-7.)

10-10 - Basic Operating Agreement between the CAPCO Companies as amended October 1, 1991. (1991 Form 10-K, Exhibit 10-8.)

10-11 - Basic Operating Agreement between the CAPCO Companies as amended January 1, 1993. (1993 Form 10-K, Exhibit 10-11.)

10-12 -    Memorandum of Agreement effective as of September 1,
           1980 among the CAPCO Group. (1982 Form 10-K, Exhibit 19-
           2.)

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


                              - 24 -
Exhibit
Number
-------
10-15 - Participation Agreement No. 1 relating to the financing of the development of certain coal mines, dated as of October 1, 1973, among Quarto Mining Company, the CAPCO Group, Energy Properties, Inc., General Electric Credit Corporation, the Loan Participants listed in Schedules A and B thereto, Central National Bank of Cleveland, as Owner Trustee, National City Bank, as Loan Trustee, and Owner Trustee, National City Bank, as Loan Trustee, and National City Bank, as Bond Trustee. (Registration No. 2-61146, Exhibit 5(e)(1).)

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

                              - 25 -
Exhibit
Number
-------
10-20 - Participation Agreement No. 4 dated as of October 31, 1980 among Quarto Mining Company, the CAPCO Group, the Loan Participants listed in Schedule A thereto and National City Bank as Bond Trustee. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 10-16.)

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

10-27 - Amendment No. 2 dated as of September 15, 1978 to the Trust Indenture and Mortgage dated as of October 1, 1973, as amended, between Quarto Mining Company and National City Bank, as Bond Trustee, together with Amendment No. 2 dated as of September 15, 1978 to


                              - 26 -
Exhibit
Number
-------
           Guaranty dated as ofOctober 1, 1973 with respect to the CAPCO Group. (Registration No. 2-68906 of Pennsylvania
           Power Company, Exhibits 5(e)(11) and 5(e)(12).)

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


                              - 27 -
Exhibit
Number
-------
10-37 - Amendment No. 6B dated as of December 30, 1991, to the Bond Guaranty dated as of October 1, 1973 by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, the Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-34.)

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

10-43 - Memorandum of Understanding dated March 31, 1985 among the CAPCO Companies. (1985 Form 10-K, Exhibit 10-35.)

(C)10-44- Ohio Edison System Executive Supplemental Life Insurance Plan. (1995 Form 10-K, Exhibit 10-44.)

(C)10-45-  Ohio Edison System Executive Incentive Compensation
           Plan. (1995 Form 10-K, Exhibit 10-45.)

(C)10-46-  Ohio Edison System Restated and Amended Executive
           Deferred Compensation Plan. (1995 Form 10-K, Exhibit 10-
           46.)

                              - 28 -
Exhibit
Number
-------
(C)10-47-  Ohio Edison System Restated and Amended Supplemental
           Executive Retirement Plan. (1995 Form 10-K, Exhibit 10-
           47.)

(C)10-48-  Severance pay agreement between Ohio Edison Company and
           W. R. Holland. (1995 Form 10-K, Exhibit 10-48.)

(C)10-49-  Severance pay agreement between Ohio Edison Company and
           H. P. Burg. (1995 Form 10-K, Exhibit 10-49.)

(C)10-50-  Severance pay agreement between Ohio Edison Company and
           A. J. Alexander. (1995 Form 10-K, Exhibit 10-50.)

(C)10-51-  Severance pay agreement between Ohio Edison Company and
           J. A. Gill. (1995 Form 10-K, Exhibit 10-51.)

(D)10-52- Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in
           Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-1.)

(D)10-53- Amendment No. 1 dated as of September 1, 1987 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in
           Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company (now The Bank of New York), as Indenture Trustee, and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-46.)

(D)10-54- Amendment No. 3 dated as of May 16, 1988 to Participation Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-47.)

(D)10-55-  Amendment No. 4 dated as of November 1, 1991 to
           Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner
           Participant, PNPP Funding Corporation, as Funding
           Corporation, PNPP II Funding Corporation, as New Funding

                              - 29 -
Exhibit
Number
-------
           Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-47.)

(D)10-56- Amendment No. 5 dated as of November 24, 1992 to Participation Agreement dated as of March 16, 1987, as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPPII Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company as Lessee. (1992 Form 10-K, Exhibit 10-49.)

(D)10-57- Amendment No. 6 dated as of January 12, 1993 to Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-50.)

(D)10-58- Amendment No. 7 dated as of October 12, 1994 to Participation Agreement dated as of March 16, 1987 as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-54.)

(D)10-59- Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1986 Form 10-K, Exhibit 28-2.)

(D)10-60-  Amendment No. 1 dated as of September 1, 1987 to
           Facility Lease dated as of March 16, 1987 between The
           First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
           Exhibit 10-49.)

(D)10-61-  Amendment No. 2 dated as of November 1, 1991, to
           Facility Lease dated as of March 16, 1987, between The
           First National Bank of Boston, as Owner Trustee, Lessor

                              - 30 -
Exhibit
Number
-------
           and Ohio Edison Company, Lessee. (1991 Form 10-K,
           Exhibit 10-50.)

(D)10-62- Amendment No. 3 dated as of November 24, 1992 to Facility Lease dated as of March 16, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-54.)

(D)10-63- Amendment No. 4 dated as of January 12, 1993 to Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-59.)

(D)10-64- Amendment No. 5 dated as of October 12, 1994 to Facility Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-60.)

(D)10-65- Letter Agreement dated as of March 19, 1987 between Ohio Edison Company, Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-3.)

(D)10-66- Ground Lease dated as of March 16, 1987 between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with the Owner Participant, Tenant. (1986 Form 10-K, Exhibit 28-4.)

(D)10-67- Trust Agreement dated as of March 16, 1987 between Perry One Alpha Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K,
           Exhibit 28-5.)

(D)10-68- Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-6.)

                              - 31 -
Exhibit
Number
-------
(D)10-69- Supplemental Indenture No. 1 dated as of September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee and Irving Trust Company (now The Bank of New
           York), as Indenture Trustee. (1991 Form 10-K, Exhibit
           10-55.)

(D)10-70- Supplemental Indenture No. 2 dated as of November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-56.)

(D)10-71- Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-7.)

(D)10-72- Amendment No. 1 dated as of November 1, 1991 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-58.)

(D)10-73- Amendment No. 2 dated as of January 12, 1993 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-69.)

(D)10-74- Amendment No. 3 dated as of October 12, 1994 to Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and Parock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-70.)

(D)10-75- Partial Mortgage Release dated as of March 19, 1987 under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August, 1930. (1986 Form 10-K, Exhibit 28-8.)

(D)10-76- Assignment, Assumption and Further Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, The Cleveland Electric Illuminating


                              - 32 -

Exhibit
Number
-------
           Company, Duquesne Light Company, Ohio Edison Company,
           Pennsylvania Power Company and Toledo Edison Company.
           (1986 Form 10-K, Exhibit 28-9.)

(D)10-77- Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-10.)

(D)10-78- Bill of Sale, Instrument of Transfer and Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership. (1986 Form 10-K, Exhibit 28- 11.)

(D)10-79- Easement dated as of March 16, 1987 from Ohio Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Grantee. (1986 Form 10-K, File Exhibit 28-12.)

10-80- Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, the Original Loan Participants listed in
           Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, as Exhibit 28-13.)

10-81- Amendment No. 1 dated as of September 1, 1987 to Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, The Original Loan Participants Listed in
           Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-65.)

10-82- Amendment No. 4 dated as of November 1, 1991, to Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner

                              - 33 -

Exhibit
Number
-------
           Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K,
           Exhibit 10-66.)

10-83- Amendment No. 5 dated as of November 24, 1992 to Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-71.)

10-84- Amendment No. 6 dated as of January 12, 1993 to Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-80.)

10-85- Amendment No. 7 dated as of October 12, 1994 to Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-81.)

10-86- Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, Lessor, and Ohio Edison Company, as Lessee. (1986 Form 10-K,
           Exhibit 28-14.)

10-87- Amendment No. 1 dated as of September 1, 1987 to Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K,
           Exhibit 10-68.)





                              - 34 -
Exhibit
Number
-------
10-88- Amendment No. 2 dated as of November 1, 1991 to Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-69.)

10-89- Amendment No. 3 dated as of November 24, 1992 to Facility Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-75.)

10-90- Amendment No. 4 dated as of January 12, 1993 to Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-76.)

10-91- Amendment No. 5 dated as of October 12, 1994 to Facility Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-87.)

10-92- Letter Agreement dated as of March 19, 1987 between Ohio Edison Company, as Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-15.)

10-93- Ground Lease dated as of March 16, 1987 between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Tenant. (1986 Form 10-K,
           Exhibit 28-16.)

10-94-     Trust Agreement dated as of March 16, 1987 between
           Security Pacific Capital Leasing Corporation, as Owner
           Participant, and The First National Bank of Boston.
           (1986 Form 10-K, Exhibit 28-17.)





                              - 35 -
Exhibit
Number
-------
10-95- Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-18.)

10-96- Supplemental Indenture No. 1 dated as of September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and Irving Trust Company (now The Bank of New
           York), as Indenture Trustee. (1991 Form 10-K, Exhibit
           10-74.)

10-97- Supplemental Indenture No. 2 dated as of November 1, 1991 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-75.)

10-98- Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee.
           (1986 Form 10-K, Exhibit 28-19.)

10-99- Amendment No. 1 dated as of November 1, 1991 to Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-77.)

10-100- Amendment No. 2 dated as of January 12, 1993 to Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-96.)

10-101- Amendment No. 3 dated as of October 12, 1994 to Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-97.)

10-102- Assignment, Assumption and Further Agreement dated as of March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, The Cleveland Electric Illuminating


                              - 36 -

Exhibit
Number
-------
           Company, Duquesne Light Company, Ohio Edison Company,
           Pennsylvania Power Company and Toledo Edison Company.
           (1986 Form 10-K, Exhibit 28-20.)

10-103- Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-21.)

10-104- Bill of Sale, Instrument of Transfer and Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Buyer. (1986 Form 10-K, Exhibit 28-22.)

10-105- Easement dated as of March 16, 1987 from Ohio Edison Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

10-106- Refinancing Agreement dated as of November 1, 1991 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-82.)

10-107- Refinancing Agreement dated as of November 1, 1991 among Security Pacific Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-83.)





                              - 37 -
Exhibit
Number
-------
10-108-    Ohio Edison Company Master Decommissioning Trust
           Agreement for Perry Nuclear Power Plant Unit One, Perry Nuclear Power Plant Unit Two, Beaver Valley Power
           Station Unit One and Beaver Valley Power Station Unit
           Two dated July 1, 1993. (1993 Form 10-K, Exhibit 10-94.)

10-109-    Nuclear Fuel Lease dated as of March 31, 1989, between
           OES Fuel, Incorporated, as Lessor, and Ohio Edison
           Company, as Lessee. (1989 Form 10-K, Exhibit 10-62.)

10-110- Receivables Purchase Agreement dated as November 28, 1989, as amended and restated as of April 23, 1993, between OES Capital, Incorporated, Corporate Asset Funding Company, Inc. and Citicorp North America, Inc. (1994 Form 10-K, Exhibit 10-106.)

10-111- Guarantee Agreement entered into by Ohio Edison Company dated as of January 17, 1991. (1990 Form 10-K, Exhibit
           10-64).

10-112-    Transfer and Assignment Agreement among Ohio Edison
           Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1990 Form 10-K, Exhibit 10-65).

10-113- Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66).

10-114- Transfer and Assignment Agreement dated May 20, 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K,
           Exhibit 10-110.)

10-115- Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

10-116 Transfer and Assignment Agreement dated October 12, 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K,
           Exhibit 10-112.)

10-117- Renunciation of Payments and Assignment among Ohio Edison Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-113.)


                              - 38 -
Exhibit
Number
-------
(E)10-118- Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in
           Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-1.)

(E)10-119- Amendment No. 1 dated as of February 1, 1988, to
           Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in
           Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-2.)

(E)10-120- Amendment No. 3 dated as of March 16, 1988 to
           Participation Agreement dated as of September 15, 1987, as amended, among eaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-99.)

(E)10-121- Amendment No. 4 dated as of November 5, 1992 to
           Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

(E)10-122- Amendment No. 5 dated as of September 30, 1994 to
           Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-118.)

(E)10-123- Facility Lease dated as of September 15, 1987, between
           The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor,

                              - 39 -
Exhibit
Number
-------
           and Ohio Edison Company, Lessee. (1987 Form 10-K,
           Exhibit 28-3.)

(E)10-124- Amendment No. 1 dated as of February 1, 1988, to
           Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K,
           Exhibit 28-4.)

(E)10-125- Amendment No. 2 dated as of November 5, 1992 to Facility
           Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner
           Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as
           Lessee. (1992 Form 10-K, Exhibit 10-103.)

(E)10-126- Amendment No. 3 dated as of September 30, 1994 to
           Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

(E)10-127- Ground Lease and Easement Agreement dated as of
           September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, Tenant. (1987 Form 10-K, Exhibit 28- 5.)

(E)10-128- Trust Agreement dated as of September 15, 1987, between
           Beaver Valley Two Pi Limited Partnership, as Owner
           Participant, and The First National Bank of Boston.
           (1987 Form 10-K, Exhibit 28-6.)

(E)10-129- Trust Indenture, Mortgage, Security Agreement and
           Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-7.)

(E)10-130- Supplemental Indenture No. 1 dated as of February 1,
           1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated

                              - 40 -
Exhibit
Number
-------
           as of September 15, 1987 with Beaver Valley Two Pi
           Limited Partnership and Irving Trust Company, as
           Indenture Trustee. (1987 Form 10-K, Exhibit 28-8.)

(E)10-131- Tax Indemnification Agreement dated as of September 15,
           1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-9.)

(E)10-132- Amendment No. 1 dated as of November 5, 1992 to Tax
           Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-128.)

(E)10-133- Amendment No. 2 dated as of September 30, 1994 to Tax
           Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-129.)

(E)10-134- Tax Indemnification Agreement dated as of September 15,
           1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1987 Form 10-K,
           Exhibit 28-10.)

(E)10-135- Amendment No. 1 dated as of November 5, 1992 to Tax
           Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K,
           Exhibit 10-131.)

(E)10-136- Amendment No. 2 dated as of September 30, 1994 to Tax
           Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K,
           Exhibit 10-132.)

(E)10-137- Assignment, Assumption and Further Agreement dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-11.)




                              - 41 -
Exhibit
Number
-------
(E)10-138- Additional Support Agreement dated as of September 15,
           1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Ohio Edison Company. (1987 Form 10-K,
           Exhibit 28-12.)

(F)10-139- Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in
           Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-13.)

(F)10-140- Amendment No. 1 dated as of February 1, 1988, to
           Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in
           Schedule I Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-14.)

(F)10-141- Amendment No. 3 dated as of March 16, 1988 to
           Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

(F)10-142- Amendment No. 4 dated as of November 5, 1992 to
           Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-115.)

(F)10-143- Amendment No. 5 dated as of January 12, 1993 to
           Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture

                              - 42 -
Exhibit
Number
-------
           Trustee and Ohio Edison Company, as Lessee. (1994 Form
           10-K, Exhibit 10-139.)

(F)10-144- Amendment No. 6 dated as of September 30, 1994 to
           Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-140.)

(F)10-145- Facility Lease dated as of September 15, 1987, between
           The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-15.)

(F)10-146- Amendment No. 1 dated as of February 1, 1988, to
           Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-16.)

(F)10-147- Amendment No. 2 dated as of November 5, 1992 to Facility
           Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 118.)

(F)10-148- Amendment No. 3 dated as of January 12, 1993 to Facility
           Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-119.)

(F)10-149- Amendment No. 4 dated as of September 30, 1994 to
           Facility Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-145.)

(F)10-150- Ground Lease and Easement Agreement dated as of
           September 15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September

                                 - 43 -
Exhibit
Number
-------
           15, 1987, with Chrysler Consortium Corporation, Tenant. (1987 Form 10-K, Exhibit 28-17.)

(F)10-151- Trust Agreement dated as of September 15, 1987, between
           Chrysler Consortium Corporation, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K,
           Exhibit 28-18.)

(F)10-152- Trust Indenture, Mortgage, Security Agreement and
           Assignment of Facility Lease dated as of September 15, 1987, between the First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-19.)

(F)10-153- Supplemental Indenture No. 1 dated as of February 1,
           1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-20.)

(F)10-154- Tax Indemnification Agreement dated as of September 15,
           1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1987
           Form 10-K, Exhibit 28-21.)

(F)10-155- Amendment No. 1 dated as of November 5, 1992 to Tax
           Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-151.)

(F)10-156- Amendment No. 2 dated as of January 12, 1993 to Tax
           Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-152.)

(F)10-157- Amendment No. 3 dated as of September 30, 1994 to Tax
           Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-153.)



                              - 44 -
Exhibit
Number
-------
(F)10-158- Assignment, Assumption and Further Agreement dated as of September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-22.)

(F)10-159- Additional Support Agreement dated as of September 15,
           1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, and Ohio Edison Company. (1987 Form 10-K,
           Exhibit 28-23.)

10-160- Operating Agreement dated March 10, 1987 with respect to Perry Unit No. 1 between the CAPCO Companies. (1987
           Form 10-K, Exhibit 28-24.)

10-161-    Operating Agreement for Bruce Mansfield Units Nos. 1,
           2 and 3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-25.)

10-162- Operating Agreement for W. H. Sammis Unit No. 7 dated as of September 1, 1971 by and between the CAPCO
           Companies. (1987 Form 10-K, Exhibit 28-26.)

10-163- OE-APS Power Interchange Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K, Exhibit 28-27.)

10-164- OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form
           10-K, Exhibit 28-28.)

10-165- Supplement No. 1 dated as of April 28, 1987, to the OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company, and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29.)

10-166- APS-PEPCO Power Resale Agreement dated March 18, 1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-30.)
                              - 45 -
Exhibit
Number
-------
(A)12-     Consolidated fixed charge ratios.

(A)13- 1996 Annual Report to Stockholders. (Only those portions expressly incorporated by reference in this Form 10-K are to be deemed "filed" with the SEC.)

(A)21-     List of Subsidiaries of the Registrant at December 31,
           1996.

(A)23-     Consent of Independent Public Accountants.

(A)27-     Financial Data Schedule.

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






                              - 46 -
Exhibit
Number
-------
        (b)  Reports on Form 8-K

             The Company filed two reports on Form 8-K since September 30, 1996. A report dated November 25, 1996, reported the filing by FirstEnergy Corp. of an application with the PUCO seeking authority for a Comprehensive Rate Reduction and Economic Development Plan, and a report dated January 28, 1997, reported unaudited consolidated financial results for the year ended December 31, 1996.








































                              - 47 -

               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Ohio Edison Company:


        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Ohio Edison Company's Annual Report to Stockholders incorporated by reference in this Form 10-K and have issued our report thereon dated February 7, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP


Cleveland, Ohio
February 7, 1997






















                              - 48 -

                                                                                                 SCHEDULE II

                                               OHIO EDISON COMPANY
                                 CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
                              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        Additions
                                              -----------------------------
                                              Charged              Charged
                                             (Credited)           (Credited)
                                Beginning       to                 to Other                      Ending
         Description             Balance      Income               Accounts      Deductions     Balance
         -----------            ---------    ----------           ----------     ----------     -------
                                                     (In Thousands)
Year Ended December 31, 1996:

  Accumulated provision for
    uncollectible accounts        $2,528       $6,949              $2,008(a)     $9,179(b)       $2,306
                                  ======       ======              ======        ======          ======



Year Ended December 31, 1995:

  Accumulated provision for
    uncollectible accounts        $2,517       $5,236              $1,836(a)     $7,061(b)       $2,528
                                  ======       ======              ======        ======          ======



Year Ended December 31, 1994:

  Accumulated provision for
    uncollectible accounts        $6,907       $  (32)(c)          $1,998(a)     $6,356(b)       $2,517
                                  ======       ======              ======        ======          ======

------------------------
(a) Represents recoveries and reinstatements of accounts previously written off.
(b) Represents the write-off of accounts considered to be uncollectible.
(c) Includes $4,136,000 reversal of bad debt expense due to PUCO authorization for automatic surcharge recovery.




                                                         - 49 -

                             SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OHIO EDISON COMPANY


                               BY /s/ W. R. Holland
                                  --------------------------------
                                      W. R. Holland
                                      Chairman of the Board
                                      and Chief Executive Officer
Date: March 26, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:


/s/W. R. Holland                  /s/H. P. Burg
-----------------------------     --------------------------------
   W. R. Holland                     H. P. Burg
   Chairman of the Board             President and Chief
   and Chief Executive Officer       Operating Officer and
   and Director (Principal           Director (Principal
   Executive Officer)                Financial Officer and
                                     Principal Accounting Officer)


                                  /s/Glenn H. Meadows
-----------------------------     ---------------------------------
   Donald C. Blasius                 Glenn H. Meadows
   Director                          Director


/s/Robert M. Carter               /s/Paul J. Powers
-----------------------------     ---------------------------------
   Robert M. Carter                  Paul J. Powers
   Director                          Director


/s/Carol A. Cartwright            /s/Charles W. Rainger
-----------------------------     --------------------------------
   Carol A. Cartwright               Charles W. Rainger
   Director                          Director


                              - 50 -
/s/R. L. Loughhead                /s/George M. Smart
----------------------------      ---------------------------------
   R. L. Loughhead                   George M. Smart
   Director                          Director


/s/Russell W. Maier               /s/Jesse T. Williams, Sr.
----------------------------      ---------------------------------
   Russell W. Maier                  Jesse T. Williams, Sr.
   Director                          Director









Date: March 26, 1997

































                              - 51 -