Form 10-Q
period 1997-03-31
OHIO EDISON CO
filed 1997-05-12
CIK 73960

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.  20549



(Mark One)
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                  OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to_______________

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

     152,569,437 shares of common stock, $9 par value, outstanding as of May 12, 1997.


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

Part II. Other Information































PART I.  FINANCIAL INFORMATION
-------------------------------

                                                OHIO EDISON COMPANY

                                         CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                                                        Three Months Ended
                                                                              March 31,
                                                                      -----------------------
                                                                        1997           1996
                                                                      --------       --------
                                                              (In thousands, except per share amounts)
OPERATING REVENUES                                                    $604,774        $611,636
                                                                      --------        --------

OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                                             109,101         123,290
  Nuclear operating costs                                               68,523          58,774
  Other operating costs                                                 87,990         100,873
                                                                      --------        --------
      Total operation and maintenance expenses                         265,614         282,937
  Provision for depreciation                                            99,958          83,291
  Amortization of net regulatory assets                                  7,420           5,632
  General taxes                                                         61,537          63,959
  Income taxes                                                          43,896          45,331
                                                                      --------        --------
      Total operating expenses and taxes                               478,425         481,150
                                                                      --------        --------
OPERATING INCOME                                                       126,349         130,486

OTHER INCOME                                                            13,495           6,996
                                                                      --------        --------
TOTAL INCOME                                                           139,844         137,482
                                                                      --------        --------
NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                                            52,625          56,535
  Allowance for borrowed funds used during
    construction and capitalized interest                                 (380)         (1,178)
  Other interest expense                                                 7,718           4,858
  Subsidiaries' preferred stock dividend requirements                    3,857           3,857
                                                                      --------        --------

      Net interest and other charges                                    63,820          64,072
                                                                      --------        --------
NET INCOME                                                              76,024          73,410

PREFERRED STOCK DIVIDEND REQUIREMENTS                                    3,124           3,125
                                                                      --------        --------

EARNINGS ON COMMON STOCK                                              $ 72,900        $ 70,285
                                                                      ========        ========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                   144,345         143,946
                                                                      ========        ========
EARNINGS PER SHARE OF COMMON STOCK                                      $  .51           $ .49
                                                                        ======           =====
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                             $.375           $.375
                                                                         =====           =====

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.


                                               OHIO EDISON COMPANY
                                           CONSOLIDATED BALANCE SHEETS
                                                   (Unaudited)
                                                              March 31,      December 31,
                                                                1997             1996
                                                              ---------      ------------
                                                                   (In thousands)
                   ASSETS
                   ------
UTILITY PLANT:
  In service, at original cost                               $8,640,046        $8,634,030
  Less--Accumulated provision for depreciation                3,426,550         3,315,344
                                                             ----------        ----------
                                                              5,213,496         5,318,686
                                                             ----------        ----------
  Construction work in progress-
    Electric plant                                              104,339            93,413
    Nuclear fuel                                                 11,901             5,786
                                                             ----------        ----------
                                                                116,240            99,199
                                                             ----------        ----------
                                                              5,329,736         5,417,885
                                                             ----------        ----------
OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                            487,418           487,979
  Letter of credit collateralization                            277,763           277,763
  Other                                                         346,852           323,316
                                                             ----------        ----------
                                                              1,112,033         1,089,058
                                                             ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents                                      15,287             5,253
  Receivables-
    Customers (less accumulated provisions of $2,826,000
      and $2,306,000, respectively, for uncollectible
      accounts)                                                 236,298           247,027
    Other                                                        51,704            58,327
  Materials and supplies, at average cost-
    Owned                                                        67,674            66,177
    Under Consignment                                            41,919            44,468
  Prepayments                                                    90,231            75,681
                                                             ----------        ----------
                                                                503,113           496,933
                                                             ----------        ----------
DEFERRED CHARGES:
  Regulatory assets                                           1,676,287         1,703,111
  Unamortized sale and leaseback costs                           98,826           100,066
  Property taxes                                                101,010           100,802
  Other                                                          62,459            57,517
                                                             ----------        ----------
                                                              1,938,582         1,961,496
                                                             ----------        ----------

                                                             $8,883,464        $8,965,372
                                                             ==========        ==========



                                              OHIO EDISON COMPANY

                                          CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)
                                                                 March 31,        December 31,
                                                                   1997               1996
                                                                 ---------        ------------
                                                                       (In thousands)
          CAPITALIZATION AND LIABILITIES
          ------------------------------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value,authorized 175,000,000
      shares-152,569,437 shares outstanding                     $1,373,125          $1,373,125
    Other paid-in capital                                          727,950             727,602
    Retained earnings                                              576,308             557,642
    Unallocated employee stock ownership plan common
      stock - 8,176,622 and 8,259,053 shares, respectively        (153,170)           (155,010)
                                                                ----------          ----------
        Total common stockholders' equity                        2,524,213           2,503,359
  Preferred stock-
    Not subject to mandatory redemption                            160,965             160,965
    Subject to mandatory redemption                                 20,000              20,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                             50,905              50,905
    Subject to mandatory redemption                                 15,000              15,000
  Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    Company subordinated debentures                                120,000             120,000
  Long-term debt                                                 2,428,671           2,712,760
                                                                ----------          ----------
                                                                 5,319,754           5,582,989
                                                                ----------          ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock             534,664             333,667
  Short-term borrowings                                            319,973             349,480
  Accounts payable                                                  86,035              93,509
  Accrued taxes                                                    170,568             142,909
  Accrued interest                                                  48,023              52,855
  Other                                                            142,308             131,275
                                                                ----------          ----------
                                                                 1,301,571           1,103,695
                                                                ----------          ----------
DEFERRED CREDITS:
  Accumulated deferred income taxes                              1,758,900           1,777,086
  Accumulated deferred investment tax credits                      196,009             199,835
  Other                                                            307,230             301,767
                                                                ----------          ----------
                                                                 2,262,139           2,278,688
                                                                ----------          ----------
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)              ----------          ----------

                                                                $8,883,464          $8,965,372
                                                                ==========          ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.


                                               OHIO EDISON COMPANY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited)
                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                      1997          1996
                                                                    --------      --------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 76,024      $ 73,410
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                                      99,958        83,291
      Nuclear fuel and lease amortization                             14,345        12,237
      Other amortization, net                                          7,110         5,229
      Deferred income taxes, net                                      (8,441)        8,424
      Investment tax credits, net                                     (3,826)       (3,335)
      Deferred fuel costs, net                                          -           (2,936)
      Receivables                                                     17,352        38,391
      Materials and supplies                                           1,052        (4,378)
      Accounts payable                                                (3,864)       (1,814)
      Other                                                           17,181         4,058
                                                                    --------      --------
          Net cash provided from operating activities                216,891       212,577
                                                                    --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                                    29,205        40,621
  Redemptions and Repayments-
    Preferred stock                                                     -              671
    Long-term debt                                                   112,487       146,867
    Short-term borrowings, net                                        29,507           957
  Dividend Payments-
    Common stock                                                      53,541        53,862
    Preferred stock                                                    3,096         3,360
                                                                    --------      --------
          Net cash used for financing activities                     169,426       165,096
                                                                    --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                                  34,381        43,725
  Other                                                                3,050         3,369
                                                                    --------      --------
          Net cash used for investing activities                      37,431        47,094
                                                                    --------      --------
Net increase in cash and cash equivalents                             10,034           387
Cash and cash equivalents at beginning of period                       5,253        29,830
                                                                    --------      --------
Cash and cash equivalents at end of period                          $ 15,287      $ 30,217
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

                                                     - 4 -































                         OHIO EDISON COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

1 - FINANCIAL STATEMENTS:

       The condensed consolidated financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary to fairly present results of operations for the interim periods. These statements should be read in conjunction with the consolidated financial statements and notes included in Ohio Edison Company's (Company) 1996 Annual Report to Stockholders. The results of operations are not intended to be indicative of results of operations for any future period.

       The sole assets of the subsidiary trust that is the obligor on the preferred securities included in the Company's capitalization are $123,711,350 principal amount of 9% Junior Subordinated
Debentures of the Company due December 31, 2025.

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

    Construction Program --

       The Company and its wholly owned subsidiary, Pennsylvania Power Company (Companies), currently forecast expenditures of approximately $600 million for property additions and improvements from 1997-2001, of which approximately $135 million is applicable to 1997. The Companies' nuclear fuel investments are expected to be approximately $194 million during the 1997-2001 period, of which approximately $45 million is applicable to 1997.

    Guarantees --

       The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of March 31, 1997, the Companies' shares of the guarantees were $45.7 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

    Environmental Matters --

       Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated additional capital expenditures for environmental compliance of approximately $14 million for the period 1997 through 2001, which is included in the construction forecast under "Construction Program."

                     OHIO EDISON COMPANY
                     NOTES - (Continued)

       The Companies are in compliance with the current sulfur dioxide
(SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year
1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency (EPA) is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Companies continue to evaluate their compliance plans and other compliance options.

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

       In December 1996, EPA proposed changes in the National Ambient Air Quality Standard for ozone and proposed a new standard for previously unregulated ultra-fine particulate matter. Final regulations for both of these standards are expected later in 1997. The cost of compliance with these regulations may be substantial and depends on the final provisions of the proposed regulations and the manner in which they are implemented by the states in which the Companies operate affected facilities.

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

3 - MERGER AGREEMENT:

       In September 1996, the Company and Centerior Energy
Corporation, an Ohio corporation, entered into an Agreement and Plan of Merger. Under the Merger Agreement, the Company and
Centerior will form FirstEnergy Corp., a holding company which will

                     OHIO EDISON COMPANY
                     NOTES - (Continued)

directly hold all of the issued and outstanding common stock of the Company and all of the issued and outstanding common stock of Centerior's direct subsidiaries, which include among others, The Cleveland Electric Illuminating Company and The Toledo Edison Company. Penn Power will remain a wholly owned subsidiary of the Company. As a result of the Merger, the respective common stock shareholders of the Company and Centerior will own all of the outstanding shares of FirstEnergy Common Stock. All other classes of capital stock of the Company and its subsidiaries and of the subsidiaries of Centerior will be unaffected by the Merger and will remain outstanding.

       The Merger was approved by the respective common shareholders of the Company and Centerior and is expected to close promptly after all of the conditions to the consummation of the Merger, including the receipt of all necessary regulatory approvals, are fulfilled or waived. The receipt of all necessary regulatory approvals, including approvals from the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Regulatory Commission, are expected to take approximately twelve to eighteen months from the date of the Merger Agreement.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Ohio Edison Company:

       We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of March 31, 1997, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

       We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Ohio Edison Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.





                             ARTHUR ANDERSEN LLP

Cleveland, Ohio
May 12, 1997

                           OHIO EDISON COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

       Earnings on common stock increased to $.51 per share in the first quarter of 1997 compared to $.49 per share for the same period last year. The 1997 results reflect accelerated depreciation and amortization of regulatory assets totaling approximately $55,000,000 under the Company's Rate Reduction and Economic Development Plan and Penn Power's Rate Stability and Economic Development Plan; results for the first quarter of 1996 included approximately $37,000,000 of accelerated depreciation and amortization.

       During the first quarter of 1997, retail kilowatt-hour sales decreased slightly from 1996 levels. Residential and commercial sales were down 3.3% and 0.8%, respectively, during the period. These reductions were partially offset by a 2.5% increase in industrial sales. Sales to other utilities fell 35.4% in 1997 as compared to the first quarter of 1996 as a result of the December 31, 1996 expiration of a one-year contract with another utility to supply 250 megawatts of power. This decrease, along with lower retail sales, caused total kilowatt-hour sales to decrease by 8.2% during the first quarter of 1997, compared with the first quarter of 1996.

       Because of lower kilowatt-hour sales, the Companies spent less on fuel and purchased power during the first quarter of 1997, compared to last year. Higher nuclear expenses reflect increased operating costs at the Perry Plant in 1997. Other operating costs reflect credits in 1997 resulting from gains on emission allowance sales, which represents most of the reported decrease compared with other operating costs in the first quarter of 1996. The increases in depreciation and regulatory asset amortization reflect accelerations under the regulatory plans mentioned above.

       The increase in other income reflects higher interest income, which resulted from the Company's third quarter 1996 investment in the PNBV Capital Trust. Overall, interest costs continue to trend downward. Interest on long-term debt decreased due to redemptions totaling approximately $340,000,000 of debt that had been outstanding as of March 31, 1996. Other interest expense increased as a result of higher short-term borrowing levels in 1997.

Capital Resources and Liquidity

       The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the last three


                                - 9 -
                           OHIO EDISON COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


quarters of 1997, capital requirements for property additions and capital leases are expected to be about $144,000,000, including $39,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $167,000,000 to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1997. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements. In addition, approximately $163,000,000 of variable rate pollution control bonds are subject to repricing during the remainder of the year.

       As of March 31, 1997, the Companies had about $15,000,000 of cash and temporary investments and $320,000,000 of short-term indebtedness. In addition, the Companies' unused borrowing capability included $92,000,000 under revolving lines of credit and $62,000,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

       During the first quarter of 1997, the Company reduced its outstanding balance under a revolving credit agreement by $65,000,000. Penn Power made open market purchases for $10,000,000 of its 6.375% first mortgage bonds in March 1997.

       On September 13, 1996, the Company entered into an agreement to merge with Centerior Energy Corporation under a new holding company called FirstEnergy Corp. The merger is expected to produce $1 billion in savings during the first ten years of joint operations through the elimination of duplicative activities, improved operating efficiencies, lower capital expenditures, accelerated debt reduction, the coordination of the companies' work forces and enhanced purchasing power. On March 27, 1997, common shareholders of Ohio Edison and Centerior approved the merger. FirstEnergy has also received other key approvals in the merger process. FirstEnergy's Rate Reduction and Economic Development Plan for the Centerior operating companies - which will provide interim price reductions through 2005 and a decrease that will average 15 percent for all customers in 2006 - was approved by the Public Utilities Commission of Ohio in January 1997, and the merger received the approval of the Pennsylvania Public Utility Commission
(PPUC) in February 1997. Federal regulatory agencies that still need to act on the merger include the Federal Energy Regulatory Commission, the Securities and Exchange Commission and the Nuclear Regulatory Commission. These actions are expected to take place within twelve to eighteen months from the date of the Merger Agreement.

                         OHIO EDISON COMPANY

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


       On December 3, 1996, Pennsylvania enacted "The Electricity Generation Customer Choice and Competition Act," under which residents of Pennsylvania, including customers of Penn Power, will be permitted to choose their electric generation supplier, while transmission and distribution services will continue to be supplied by their current providers. Customer choice will be phased in over three years, beginning in 1999, after a two year pilot program. On April 1, 1997, Penn Power filed an application with the PPUC to permit all of its retail customers an opportunity to participate in the pilot program, which is expected to begin in the fourth quarter of 1997.

PART II.  OTHER INFORMATION
---------------------------


Item 4. Submission of Matters to a Vote of Security Holders

        (a) A special meeting of stockholders was held on March 27, 1997.

        (b) At this meeting the proposed merger of Ohio Edison
            Company and Centerior Energy Corporation was approved:


                      Number of Votes
--------------------------------------------------------
               Against or                       Broker
    For         Withheld      Abstention      Non-Votes
-----------   ------------   ------------    -----------
127,475,238     3,556,521     1,093,751           0


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

        (b)  Reports on Form 8-K

             The Company filed two reports on Form 8-K since December 31, 1996. A report dated January 28, 1997, reported unaudited consolidated financial results for the year ended December 31, 1996, and a report dated April 1, 1997, reported common stock shareholders of the Company and Centerior Energy Corporation approved the Merger Agreement, dated September 13, 1996, on March 27, 1997.

                           SIGNATURE






         Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




May 12, 1997


                              OHIO EDISON COMPANY
                              -------------------
                                   Registrant



                                 /s/H. P. Burg
                       -------------------------------------
                                    H. P. Burg
                        President, Chief Operating Officer
                            and Chief Financial Officer