Form 10-Q
period 1997-06-30
OHIO EDISON CO
filed 1997-08-13
CIK 73960

FORM 10-Q


                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

                               OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              --------------  -------------
                          Commission File Number 1-2578

                               OHIO EDISON COMPANY
             (Exact name of Registrant as specified in its charter)

             Ohio                               34-0437786
  (State or other jurisdiction of           (I.R.S. Employer
   incorporation or organization)         Identification No.)

  76 South Main Street, Akron, Ohio               44308
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

Yes  X    No
   -----    -----
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

  152,569,437 shares of common stock, $9 par value, outstanding as of August 13, 1997













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


Part II. Other Information








































PART I.  FINANCIAL INFORMATION
------------------------------
                                            OHIO EDISON COMPANY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                               (Unaudited)
                                                        Three Months Ended       Six Months Ended
                                                              June 30,               June 30,
                                                       --------------------     ---------------------
                                                         1997        1996         1997        1996
                                                       ---------   --------    ----------  ----------
                                                         (In thousands, except per share amounts)
OPERATING REVENUES                                     $593,250    $599,317    $1,198,024  $1,210,953
                                                       --------    --------    ----------  ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                              100,689     108,157       209,790     231,447
  Nuclear operating costs                                67,320      63,496       135,843     122,270
  Other operating costs                                 107,079      97,470       195,069     198,343
                                                       --------    --------     ---------   ---------
      Total operation and maintenance expenses          275,088     269,123       540,702     552,060
  Provision for depreciation                             86,615      89,438       186,573     172,729
  Amortization of net regulatory assets                   7,421       7,188        14,841      12,820
  General taxes                                          55,436      61,140       116,973     125,099
  Income taxes                                           42,736      44,796        86,632      90,127
                                                       --------    --------     ---------   ---------
      Total operating expenses and taxes                467,296     471,685       945,721     952,835
                                                       --------    --------     ---------   ---------
OPERATING INCOME                                        125,954     127,632       252,303     258,118

OTHER INCOME                                             14,075      10,696        27,570      17,692
                                                       --------    --------     ---------   ---------
TOTAL INCOME                                            140,029     138,328       279,873     275,810

NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                             51,713      52,803       104,338     109,338
  Allowance for borrowed funds used during
    construction and capitalized interest                  (381)       (890)         (761)     (2,068)
  Other interest expense                                  7,955       5,967        15,673      10,825
  Subsidiaries' preferred stock dividend requirements     3,856       3,856         7,713       7,713
                                                       --------    --------     ---------   ---------
      Net interest and other charges                     63,143      61,736       126,963     125,808
                                                       --------    --------     ---------   ---------
NET INCOME                                               76,886      76,592       152,910     150,002

PREFERRED STOCK DIVIDEND REQUIREMENTS                     3,125       3,124         6,249       6,249
                                                       --------    --------    ----------  ----------
EARNINGS ON COMMON STOCK                               $ 73,761    $ 73,468    $  146,661  $  143,753
                                                       ========    ========    ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING    144,468     144,027       144,406     143,987
                                                       ========    ========    ==========  ==========
EARNINGS PER SHARE OF COMMON STOCK                        $ .51       $ .51         $1.02       $1.00
                                                          =====       =====         =====       =====
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK              $.375       $.375         $ .75       $ .75
                                                          =====       =====         =====       =====

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                     - 1 -


































                                            OHIO EDISON COMPANY

                                        CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                        June 30,       December 31,
                                                          1997           1996
                                                      ------------    -------------
                                                            (In thousands)
               ASSETS
               ------

UTILITY PLANT:
  In service, at original cost                         $8,662,201       $8,634,030
  Less--Accumulated provision for depreciation          3,520,432        3,315,344
                                                       ----------       ----------
                                                        5,141,769        5,318,686
                                                       ----------       ----------
  Construction work in progress-
    Electric plant                                         99,471           93,413
    Nuclear fuel                                           15,030            5,786
                                                       ----------       ----------
                                                          114,501           99,199
                                                       ----------       ----------
                                                        5,256,270        5,417,885
                                                       ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                      485,262          487,979
  Letter of credit collateralization                      277,763          277,763
  Other                                                   368,353          323,316
                                                       ----------       ----------
                                                        1,131,378        1,089,058
                                                       ----------       ----------
CURRENT ASSETS:
  Cash and cash equivalents                                10,489            5,253
  Receivables-
    Customers (less accumulated provisions of
    $5,766,000 and $2,306,000, respectively,
    for uncollectible accounts)                           224,085          247,027
    Other                                                  57,305           58,327
  Materials and supplies, at average cost-
    Owned                                                  68,623           66,177
    Under Consignment                                      51,583           44,468
  Prepayments                                             100,936           75,681
                                                       ----------       ----------
                                                          513,021          496,933
                                                       ----------       ----------
DEFERRED CHARGES:
  Regulatory assets                                     1,655,791        1,703,111
  Unamortized sale and leaseback costs                     97,593          100,066
  Property taxes                                          101,217          100,802
  Other                                                    66,523           57,517
                                                       ----------       ----------
                                                        1,921,124        1,961,496
                                                       ----------       ----------
                                                       $8,821,793       $8,965,372
                                                       ==========       ==========


                                                     - 2 -
































                                          OHIO EDISON COMPANY

                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                June 30,      December 31,
                                                                 1997            1996
                                                              ------------   --------------
                                                                     (In thousands)
       CAPITALIZATION AND LIABILITIES
       ------------------------------
CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value, authorized
     175,000,000 shares-152,569,437 shares outstanding        $1,373,125       $1,373,125
    Other paid-in capital                                        728,233          727,602
    Retained earnings                                            596,081          557,642
    Unallocated employee stock ownership plan common
      stock - 8,047,201 and 8,259,053 shares, respectively      (150,847)        (155,010)
                                                              ----------       ----------
        Total common stockholders' equity                      2,546,592        2,503,359
  Preferred stock-
    Not subject to mandatory redemption                          160,965          160,965
    Subject to mandatory redemption                               20,000           20,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                           50,905           50,905
    Subject to mandatory redemption                               15,000           15,000
  Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely
    Company subordinated debentures                              120,000          120,000
  Long-term debt                                               2,368,637        2,712,760
                                                              ----------       ----------
                                                               5,282,099        5,582,989
                                                              ----------       ----------
CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock           534,720          333,667
  Short-term borrowings                                          305,977          349,480
  Accounts payable                                                92,625           93,509
  Accrued taxes                                                  186,643          142,909
  Accrued interest                                                51,292           52,855
  Other                                                          123,735          131,275
                                                              ----------       ----------
                                                               1,294,992        1,103,695
                                                              ----------       ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                            1,742,228        1,777,086
  Accumulated deferred investment tax credits                    192,671          199,835
  Other                                                          309,803          301,767
                                                              ----------       ----------
                                                               2,244,702        2,278,688
                                                              ----------       ----------
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 2)            ----------       ----------
                                                              $8,821,793       $8,965,372
                                                              ==========       ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                     - 3 -

































                                               OHIO EDISON COMPANY

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                            Three Months Ended      Six Months Ended
                                                                  June 30,              June 30,
                                                          ---------------------   ---------------------
                                                            1997        1996        1997        1996
                                                          --------    --------    --------    --------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 76,886    $ 76,592    $152,910    $150,002
  Adjustments to reconcile net income to net
    cash from operating activities -
      Provision for depreciation                            86,615      89,438     186,573     172,729
      Nuclear fuel and lease amortization                   14,297      13,274      28,642      25,511
      Other amortization, net                                7,119       6,747      14,229      11,976
      Deferred income taxes, net                            (8,255)      3,131     (16,696)     11,555
      Investment tax credits, net                           (3,338)     (3,520)     (7,164)     (6,855)
      Deferred fuel costs, net                                -         (2,183)       -         (5,119)
      Receivables                                            6,612      (8,798)     23,964      29,593
      Materials and supplies                               (10,613)     (1,781)     (9,561)     (6,159)
      Accounts payable                                       9,176      26,837       5,312      25,023
      Other                                                (16,143)    (65,608)      1,038     (61,550)
                                                          --------    --------    --------    --------
        Net cash provided from operating activities        162,356     134,129     379,247     346,706
                                                          --------    --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                          41,318        -         70,523      40,621
    Short-term borrowings, net                                -        127,957       -         127,000
  Redemptions and Repayments-
    Preferred stock                                           -            176       -             847
    Long-term debt                                         104,056     192,953     216,543     339,820
    Short-term borrowings, net                              13,996        -         43,503        -
  Dividend Payments-
    Common stock                                            56,419      55,059     109,960     108,921
    Preferred stock                                          3,057       2,875       6,153       6,235
                                                          --------    --------    --------    --------
        Net cash used for financing activities             136,210     123,106     305,636     288,202
                                                          --------    --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                                        29,196      32,507      63,577      76,232
  Other                                                      1,748       3,641       4,798       7,010
                                                          --------    --------    --------    --------
        Net cash used for investing activities              30,944      36,148      68,375      83,242
                                                          --------    --------    --------    --------
Net increase (decrease) in cash and cash equivalents        (4,798)    (25,125)      5,236     (24,738)
Cash and cash equivalents at beginning of period            15,287      30,217       5,253      29,830
                                                          --------    --------    --------    --------
Cash and cash equivalents at end of period                $ 10,489    $  5,092    $ 10,489    $  5,092
                                                          ========    ========    ========    =========

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

Construction Program -

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

Guarantees -

          The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of June 30, 1997, the Companies' share of the guarantees were $45.7 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

Environmental Matters -

          Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. The Companies have estimated additional capital expenditures for environmental compliance of approximately $14 million for the period 1997 through 2001, which is included in the construction forecast under "Construction Program."

          The Companies are in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency (EPA) is conducting additional

                                - 5 -
studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. The cost of such reductions, if required, may be substantial. The Companies continue to evaluate their compliance plans and other compliance options.

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

          In December 1996, EPA proposed changes in the National Ambient Air Quality Standard for ozone and proposed a new standard for previously unregulated ultra-fine particulate matter. Final regulations for both of these standards were announced in July 1997. The cost of compliance with these regulations may be substantial and depends on the manner in which they are implemented by the states in which the Companies operate affected facilities.

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

          The Merger was approved by the respective common shareholders of the Company and Centerior and is expected to close promptly after all of the conditions to the consummation of the Merger, including the receipt of all necessary regulatory approvals, are fulfilled or waived. The receipt of all necessary regulatory approvals, including approvals from the Federal Energy Regulatory Commission and the Securities and Exchange Commission, are expected to take approximately twelve to eighteen months from the date of the Merger Agreement.
                                - 6 -

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Ohio Edison Company:

          We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of June 30, 1997, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

          We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Ohio Edison Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented separately herein). In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.





                                 ARTHUR ANDERSEN LLP

Cleveland, Ohio
August 13, 1997














                                - 7 -
                     OHIO EDISON COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

          Earnings on common stock increased to $1.02 per share for the six-month period ended June 30, 1997, compared to $1.00 per share for the same period last year. For the second quarter of both years, earnings were $.51 per share. The six-month results for 1997 reflect accelerated depreciation and amortization of nuclear and regulatory assets totaling approximately $95,000,000 under the Company's Rate Reduction and Economic Development Plan and Penn Power's Rate Stability and Economic Development Plan; results for the first half of 1996 included approximately $82,000,000 of accelerated depreciation and amortization. For the quarters ended June 30, 1997, and June 30, 1996, these amounts were approximately $40,000,000 and $46,000,000, respectively.

          During the first half of 1997, retail kilowatt-hour sales increased 0.2% over last year. Residential and commercial sales were down 2.2% and 0.7%, respectively, during the period due to mild weather conditions. An improving local economy, including increased demand by rubber and plastics and primary metal manufacturers, contributed to a 2.7 % rise in industrial sales during the six months ended June 30, 1997, compared to the same period in 1996. Sales to other utilities fell 30.0% in 1997, compared to the first half of 1996, as a result of the December 31, 1996 expiration of a one-year contract with another utility to supply 250 megawatts of power. This decrease caused total kilowatt-hour sales to drop 6.1% during the period.

          Total kilowatt-hour sales were down 3.9% in the second quarter of 1997 as a result of 23.2% decrease in sales to other utilities. During that period, retail kilowatt-hour sales increased 0.9% compared to last year, producing a new second quarter record. Residential and commercial sales fell 0.8% and 0.5%, respectively, during the period as a result of mild weather. Industrial sales increased 2.8% during the second quarter of 1997, compared to the second quarter of 1996 due to an improving local economy.

          Because of lower kilowatt-hour sales, the Companies spent less on fuel and purchased power during the first half of 1997, compared to last year. Higher nuclear expenses reflect increased operating costs at the Beaver Valley Plant in 1997 and a $2.2 million retroactive billing adjustment for Beaver Valley costs applicable to prior years. For the three months ended June 30, 1997, other operating costs were up compared to 1996 due to costs related to a scheduled maintenance outage at the Sammis Plant and a $3 million charge for uncollectible customer accounts. For the six-month period, these increases were more than offset by credits in the first quarter of 1997 resulting from gains on emission allowance sales. The changes in depreciation and regulatory asset amortization reflect accelerations under the regulatory plans discussed above. The comparative decreases in general taxes are due to lower property taxes and an adjustment reducing the Companies' liabilities for gross receipts taxes.




                                - 8 -
                     OHIO EDISON COMPANY

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION (Cont'd)


          The comparative increases in other income reflect higher interest income, which resulted from the Company's third quarter 1996 investment in the PNBV Capital Trust. Partially offsetting the comparative increases was last year's $5 million adjustment to Penn Power's recoverable costs related to Perry Unit 2 since recovery began sooner than originally anticipated; that adjustment increased other income in the second quarter of 1996.

          Interest costs were up slightly during the second quarter and first half of 1997 compared to last year. Interest on long-term debt decreased due to redemptions totaling approximately $200,000,000 of debt that had been outstanding as of June 30, 1996. Other interest expenses increased as a result of higher short-term borrowing levels in 1997.

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the second half of 1997, capital requirements for property additions and capital leases are expected to be about $113,000,000, including $36,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $163,000,000 to meet sinking fund requirements for preferred stock and maturing long-term debt during the remainder of 1997. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements. In addition, approximately $106,000,000 of variable rate pollution control bonds are subject to repricing during the remainder of the year.

          As of June 30, 1997, the Companies had about $10,000,000 of cash and temporary investments. The Companies also had $306,000,000 of short-term indebtedness. The Company had the capability to borrow approximately $94,000,000 as of June 30, 1997 through unused OES Fuel credit facilities. In addition, the Companies' unused borrowing capability included $142,000,000 under revolving lines of credit and $12,000,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

          On July 9, 1997, Standard & Poors Corp. lowered the Companies' security ratings in connection with the pending merger with Centerior Energy to form FirstEnergy Corp. Standard & Poors applied a consolidated rating methodology for all of the FirstEnergy operating units. Standard & Poors assigned ratings of BB+ to the Companies' senior secured debt, BB- to senior unsecured debt and preferred stock, all with positive implications.

          The Federal Energy Regulatory Commission (FERC) issued an order on July 16, 1997, in connection with the pending FirstEnergy merger, which offered FirstEnergy the option of filing a revised market power analysis and mitigation measures to resolve potential competitive problems that the FERC concluded could result from the merger. On August 8, 1997, a revised market power analysis was filed in response to the FERC order and certain mitigation measures

                                - 9 -
were offered. These mitigation measures, some of which are similar to provisions previously included in the settlement agreements reached with the City of Cleveland and AMP-Ohio and are intended to benefit municipal systems, include the allocation of transmission capacity to municipal customers, cooperative transmission planning considerations, emergency power purchase arrangements and emergency load curtailment procedures. FirstEnergy has requested that the comment period on the filing be shortened to thirty days.






















































                                - 10 -

PART II.  OTHER INFORMATION
---------------------------

Item 4. Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of stockholders was held on April 24, 1997.

        (b) At this meeting the following persons were elected to the Company's Board of Directors:

                                     Number of Votes
                    ---------------------------------------------
                                 Against or               Broker
                        For       Withheld  Abstentions Non-Votes
                    ------------ ---------- ----------- ---------

D. C. Blasius       123,950,393   2,913,017       0           0
H. P. Burg          124,124,165   2,739,245       0           0
R. M. Carter        123,808,456   3,054,954       0           0
C. A. Cartwright    123,981,196   2,882,214       0           0
W. R. Holland       124,054,712   2,808,698       0           0
R. L. Loughhead     123,917,610   2,945,800       0           0
R. W. Maier         124,063,880   2,799,530       0           0
G. H. Meadows       123,911,843   2,951,567       0           0
P. J. Powers        124,065,601   2,797,809       0           0
C. W. Rainger       124,157,691   2,705,719       0           0
G. M. Smart         124,146,802   2,716,608       0           0
J. T. Williams, Sr. 123,929,589   2,933,821       0           0

(c) At this meeting the appointment of Arthur Andersen LLP, independent public accountants as auditors for the year 1997 was ratified:

                                      Number of Votes
                    ----------------------------------------------
                                  Against or                Broker
                         For      Withheld   Abstentions  Non-Votes
                    ----------- ------------ ----------- ----------
                    124,182,627   1,202,726   1,478,053       0


(d) At this meeting a shareholder proposal to disallow proxies granting discretionary voting powers for any issue placed before stockholders was rejected:

                                     Number of Votes
                    -----------------------------------------------
                                  Against or               Broker
                        For       Withheld   Abstentions  Non-Votes
                    ------------ ----------- ----------- ----------

                     17,751,215  88,459,665   6,234,452  14,418,078









                                - 11 -
Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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

         (b) Reports on Form 8-K

             None.







































                                - 12 -













                              SIGNATURE






           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






August 13, 1997


                                       OHIO EDISON COMPANY
                                       -------------------
                                            Registrant


                                         /s/ H. P. Burg
                                ----------------------------------
                                             H. P. Burg
                                President, Chief Operating Officer
                                    and Chief Financial Officer





















                                - 13 -