Form 10-Q
period 1997-09-30
OHIO EDISON CO
filed 1997-11-12
CIK 73960

FORM 10-Q


                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549



(Mark One)
  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                             OR

  [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________
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

Registrant's telephone number, including area code:1-800-736-3402


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

     152,569,437 shares of common stock, $9 par value, outstanding as of November 7, 1997.

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

                                             OHIO EDISON COMPANY
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)
                                                   Three Months Ended       Nine Months Ended
                                                     September 30,            September 30,
                                                 ---------------------   ------------------------
                                                   1997        1996         1997          1996
                                                 --------    --------    ----------    --- ------
                                                    (In thousands, except per share amounts)
OPERATING REVENUES                               $652,660    $646,902    $1,850,684    $1,857,855
                                                 --------    --------    ----------    ----------
OPERATING EXPENSES AND TAXES:
  Fuel and purchased power                        111,724     114,301       321,514       345,748
  Nuclear operating costs                          66,990      65,207       202,833       187,477
  Other operating costs                           101,937     105,080       297,006       303,423
                                                 --------    --------    ----------    ----------
      Total operation and maintenance expenses    280,651     284,588       821,353       836,648
  Provision for depreciation                      106,402      92,472       292,975       265,201
  Amortization of net regulatory assets            11,288       7,421        26,129        20,241
  General taxes                                    58,986      59,711       175,959       184,810
  Income taxes                                     54,277      55,842       140,909       145,969
                                                 --------    --------    ----------    ----------
      Total operating expenses and taxes          511,604     500,034     1,457,325     1,452,869
                                                 --------    --------    ----------    ----------
OPERATING INCOME                                  141,056     146,868       393,359       404,986

OTHER INCOME                                       12,035       7,169        39,605        24,861
                                                 --------    --------    ----------    ----------
TOTAL INCOME                                      153,091     154,037       432,964       429,847
                                                 --------    --------    ----------    ----------
NET INTEREST AND OTHER CHARGES:
  Interest on long-term debt                       50,799      51,388       155,137       160,726
  Allowance for borrowed funds used during
    construction and capitalized interest          (1,056)       (476)       (1,817)       (2,544)
  Other interest expense                            7,669       6,763        23,342        17,588
  Subsidiaries' preferred stock dividend
    requirements                                    3,857       3,857        11,570        11,570
                                                 --------    --------    ----------    ----------
      Net interest and other charges               61,269      61,532       188,232       187,340
                                                 --------    --------    ----------    ----------
NET INCOME                                         91,822      92,505       244,732       242,507

PREFERRED STOCK DIVIDEND REQUIREMENTS               3,124       3,124         9,373         9,373
                                                 --------    --------    ----------    ----------
EARNINGS ON COMMON STOCK                         $ 88,698    $ 89,381    $  235,359    $  233,134
                                                 ========    ========    ==========    ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                              144,586     144,143       144,466       144,039
                                                  =======     =======       =======       =======
EARNINGS PER SHARE OF COMMON STOCK                  $ .61       $ .62        $ 1.63        $ 1.62
                                                    =====       =====        ======        ======
DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK                                      $.375       $.375        $1.125        $1.125
                                                    =====       =====        ======        ======

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                                                 - 1 -

                                             OHIO EDISON COMPANY

                                          CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)
                                                        September 30,        December 31,
                                                            1997                 1996
                                                        -------------        ------------
                                                                  (In thousands)
                      ASSETS
                      -------
UTILITY PLANT:
  In service, at original cost                           $8,689,329           $8,634,030
  Less--Accumulated provision for depreciation            3,633,731            3,315,344
                                                         ----------           ----------
                                                          5,055,598            5,318,686
                                                         ----------           ----------
Construction work in progress-
    Electric plant                                           91,147               93,413
    Nuclear fuel                                             33,152                5,786
                                                         ----------           ----------
                                                            124,299               99,199
                                                         ----------           ----------
                                                          5,179,897            5,417,885
                                                         ----------           ----------

OTHER PROPERTY AND INVESTMENTS:
  PNBV Capital Trust                                        484,821              487,979
  Letter of credit collateralization                        277,763              277,763
  Other.                                                    395,292              323,316
                                                         ----------           ----------
                                                          1,157,876            1,089,058
                                                         ----------           ----------

CURRENT ASSETS:
  Cash and cash equivalents                                   8,444                5,253
  Receivables-
    Customers (less accumulated provisions of $5,368,000
      and $2,306,000, respectively, for uncollectible
      accounts)                                             219,866              247,027
    Other                                                    64,929               58,327
  Materials and supplies, at average cost-
    Owned                                                    71,011               66,177
    Under Consignment                                        49,330               44,468
    Prepayments                                              74,557               75,681
                                                         ----------           ----------
                                                            488,137              496,933
                                                         ----------           ----------

DEFERRED CHARGES:
  Regulatory assets                                       1,627,690            1,703,111
  Unamortized sale and leaseback costs                       96,345              100,066
  Property taxes                                            100,043              100,802
  Other                                                      71,314               57,517
                                                         ----------           ----------
                                                          1,895,392            1,961,496
                                                         ----------           ----------

                                                         $8,721,302           $8,965,372
                                                         ==========           ==========

                                                 - 2 -

                                             OHIO EDISON COMPANY

                                          CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)
                                                         September 30,       December 31,
                                                            1997                 1996
                                                        --------------       ------------
                                                                  (In thousands)
         CAPITALIZATION AND LIABILITIES
         ------------------------------

CAPITALIZATION:
  Common stockholders' equity-
    Common stock, $9 par value, authorized 175,000,000
      shares - 152,569,437 shares outstanding            $1,373,125           $1,373,125
    Other paid-in capital                                   728,669              727,602
    Retained earnings                                       630,489              557,642
    Unallocated employee stock ownership plan common
      stock - 7,934,571 and 8,259,053 shares,
      respectively                                         (148,841)            (155,010)
                                                         ----------           ----------
        Total common stockholders' equity                 2,583,442            2,503,359
  Preferred stock-
    Not subject to mandatory redemption                     160,965              160,965
    Subject to mandatory redemption                          15,000               20,000
  Preferred stock of consolidated subsidiary-
    Not subject to mandatory redemption                      50,905               50,905
    Subject to mandatory redemption                          15,000               15,000
  Company obligated mandatorily redeemable preferred
    securities of subsidiary trust holding solely Company
    subordinated debentures                                 120,000              120,000
  Long-term debt                                          2,401,833            2,712,760
                                                         ----------           ----------
                                                          5,347,145            5,582,989
                                                         ----------           ----------

CURRENT LIABILITIES:
  Currently payable long-term debt and preferred stock      391,219              333,667
  Short-term borrowings                                     295,674              349,480
  Accounts payable                                           84,907               93,509
  Accrued taxes                                             195,279              142,909
  Accrued interest                                           46,495               52,855
  Other                                                     150,286              131,275
                                                         ----------           ----------
                                                          1,163,860            1,103,695
                                                         ----------           ----------

DEFERRED CREDITS:
  Accumulated deferred income taxes                       1,717,128            1,777,086
  Accumulated deferred investment tax credits               188,613              199,835
  Other                                                     304,556              301,767
                                                         ----------           ----------
                                                          2,210,297            2,278,688
                                                         ----------           ----------
COMMITMENTS, GUARANTEES AND
  CONTINGENCIES (Note 2)                                 ----------           ----------
                                                         $8,721,302           $8,965,372
                                                         ==========           ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                                                 - 3 -

                                             OHIO EDISON COMPANY

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
                                                 --------------------    ------------------
                                                   1997        1996        1997      1996
                                                 --------    --------    --------  --------
                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $ 91,822    $ 92,505    $244,732  $242,507
  Adjustments to reconcile net income to net
    cash from operating activities-
      Provision for depreciation                  106,402      92,472     292,975   265,201
      Nuclear fuel and lease amortization          12,040      13,859      40,682    39,370
      Other amortization, net                      10,996       7,092      25,225    19,171
      Deferred income taxes, net                  (14,796)     (1,269)    (31,492)   10,286
      Investment tax credits, net                  (4,058)     (3,636)    (11,222)  (10,491)
      Deferred fuel costs, net                        -           499        -       (4,723)
      Receivables                                  (3,405)       (487)     20,559    29,106
      Materials and supplies                         (135)      8,647      (9,696)    2,488
      Accounts payable                             (9,219)    (37,238)     (3,907)  (12,215)
      Other                                        46,527      69,185      47,565     7,635
                                                 --------    --------    --------  --------
      Net cash provided from operating
        activities                                236,174     241,629     615,421   588,335
                                                 --------    --------    --------  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  New Financing-
    Long-term debt                                  9,694        -         80,217    40,621
    Short-term borrowings, net                       -        326,098        -      453,098
  Redemptions and Repayments-
    Preferred stock                                 5,000         122       5,000       969
    Long-term debt                                121,163         142     337,706   339,962
    Short-term borrowings, net                     10,303        -         53,806      -
  Dividend Payments-
    Common stock                                   53,109      55,333     163,069   164,254
    Preferred stock                                 3,817       3,169       9,970     9,404
                                                 --------    --------    --------  --------
      Net cash used for (provided from) financing
        activities                                183,698    (267,332)    489,334    20,870
                                                 --------    --------    --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Property additions                               52,147      30,346     115,724   106,578
  PNBV Capital Trust investment                      -        464,325       -       464,325
  Other                                             2,374       6,784       7,172    13,794
                                                 --------    --------    --------  --------
      Net cash used for investing activities       54,521     501,455     122,896   584,697
                                                 --------    --------    --------  --------

Net increase (decrease) in cash and
  equivalents                                      (2,045)      7,506       3,191   (17,232)
Cash and cash equivalents at beginning of period   10,489       5,092       5,253    29,830
                                                 --------    --------    --------  --------
Cash and cash equivalents at end of period       $  8,444    $ 12,598    $  8,444  $ 12,598
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

2 - COMMITMENTS, GUARANTEES AND CONTINGENCIES:

     Construction Program --

          The Company and its wholly owned subsidiary, Pennsylvania Power Company (Penn Power), currently forecast expenditures of approximately $600 million for property additions and improvements from 1997-2001, of which approximately $127 million is applicable to 1997. Nuclear fuel investments for the Company and Penn Power (Companies) are expected to be approximately $194 million during the 1997-2001 period, of which approximately $45 million is applicable to 1997.

     Guarantees --

          The Companies, together with the other Central Area Power Coordination Group companies, have each severally guaranteed certain debt and lease obligations in connection with a coal supply contract for the Bruce Mansfield Plant. As of September 30, 1997, the Companies' share of the guarantees were $43.4 million. The price under the coal supply contract, which includes certain minimum payments, has been determined to be sufficient to satisfy the debt and lease obligations.

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

                              - 5 -
          The Companies are in compliance with the current sulfur dioxide (SO2) and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions through the year 1999 will be achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants and/or purchasing emission allowances. Plans for complying with reductions required for the year 2000 and thereafter have not been finalized. The Environmental Protection Agency (EPA) is conducting additional studies which could indicate the need for additional NOx reductions from the Companies' Pennsylvania facilities by the year 2003. In October 1997, the EPA proposed rules that call for a regional approach for NOx reductions. Comments are being accepted by the EPA and the rules could go into effect in late 1998. The cost of such reductions, if required, may be substantial. The Companies continue to evaluate their compliance plans and other compliance options.

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

           In December 1996, the EPA proposed changes in the National Ambient Air Quality Standard for ozone and proposed a new standard for previously unregulated ultra-fine particulate matter. Final regulations for both of these standards were announced in July 1997. The cost of compliance with these regulations may be substantial and depends on the manner in which they are implemented by the states in which the Companies operate affected facilities.

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

3 - FIRSTENERGY MERGER:

          On November 8, 1997, the merger of the Company and Centerior Energy Corporation (Centerior) became effective pursuant to the Merger Agreement, dated September 13, 1996, which was reported on Form 8-K filed by the Company on September 17, 1996. The Federal Energy Regulatory Commission (FERC) issued an

                             - 6 -
order on October 29, 1997, conditionally approving the transaction and the Company and Centerior notified the FERC of their acceptance of that order on October 30, 1997. The application of FirstEnergy Corp. (FirstEnergy) to the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 to acquire the common stock of the Company, Pennsylvania Power Company and the Centerior utility subsidiaries was approved on November 5, 1997. Under the Merger Agreement, the Company and Centerior formed FirstEnergy, an Ohio holding company, which after a series of intermediate mergers will hold directly all of the issued and outstanding common shares of the Company and all of the issued and outstanding common shares of Centerior's direct subsidiaries, which include, among others, The Cleveland Electric Illuminating Company and The Toledo Edison Company. As a result of the merger, the former common shareholders of the Company and Centerior now own all of the outstanding shares of FirstEnergy Common Stock. FirstEnergy's common shares are registered pursuant to Section 12(b) of the Securities Exchange Act of 1935. All other classes of capital stock of the Company and its subsidiaries and of the subsidiaries of Centerior will be unaffected by the Merger and will remain outstanding.

                             - 7 -




           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS





To Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company (an Ohio corporation) and subsidiaries as of September 30, 1997, and the related consolidated statements of income and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet and consolidated statement of capitalization of Ohio Edison Company and subsidiaries as of December 31, 1996, and the related consolidated statements of income, retained earnings, capital stock and other paid-in capital, cash flows and taxes for the year then ended (not presented herein), and, in our report dated February 7, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.



                               ARTHUR ANDERSEN LLP

Cleveland, Ohio
November 12, 1997


                             - 8 -

                      OHIO EDISON COMPANY

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION


Results of Operations

          Earnings on common stock increased to $1.63 per share for the nine-month period ended September 30, 1997, from $1.62 per share in the same period of 1996. The nine-month results for 1997 reflect accelerated depreciation and amortization of nuclear and regulatory assets totaling approximately $157,000,000 under the Company's Rate Reduction and Economic Development Plan and Penn Power's Rate Stability and Economic Development Plan; results for the first nine months of 1996 included approximately $132,000,000 of accelerated depreciation and amortization. Earnings were $.61 per share in the third quarter of 1997 compared to $.62 per share for the same period last year. For the quarters ended September 30, 1997, and September 30, 1996, the accelerated amounts under the Companies' regulatory plans were approximately $62,000,000 and $49,000,000, respectively.

          Operating revenues increased 0.9% in the third quarter of 1997, compared to the same period last year. For the nine-month period ended September 30, 1997, operating revenues were down 0.4%. The following table summarizes the percentage changes in kilowatt-hour sales for the three months and nine months ended September 30, 1997 compared to the corresponding periods in 1996:

                              3 Months        9 Months
                              --------        --------

          Residential          - 0.9%         - 1.8%
          Commercial           + 1.6%         + 0.2%
          Industrial           + 0.2%         + 1.8%
          Total Retail         + 0.2%         + 0.2%
          Other Utilities      -20.3%         -26.9%
          Total                - 3.7%         - 5.3%

          During 1997, residential sales were down due to milder weather conditions. An improving local economy, including increased demand by rubber and plastics and primary metal manufacturers, contributed to the rise in industrial sales during the nine months ended September 30, 1997. Sales to other utilities fell in 1997 as a result of the December 31, 1996 expiration of a one-year contract with another utility to supply 250 megawatts of power.

          Because of lower kilowatt-hour sales, the Companies spent less on fuel and purchased power during the first nine months of 1997, compared to last year. Higher nuclear expenses reflect increased operating costs at the Beaver Valley Plant in 1997. For the three months ended September 30, 1997, the decrease in other

                             - 9 -
operating costs reflects the effect of last year's charges for severance costs, which were included in the 1996 third quarter results. For the nine-month period, the decrease includes credits in the first quarter of 1997 resulting from gains on emission allowance sales, which were partially offset by a $3 million charge for uncollectible customer accounts and costs related to a scheduled maintenance outage at the Sammis plant in the second quarter of 1997.

          The changes in depreciation and regulatory asset amortization reflect accelerations under the regulatory plans discussed above. The comparative decreases in general taxes are due to lower property taxes and an adjustment in the second quarter of 1997 which reduced the Companies' liabilities for gross receipts taxes.

          The comparative increases in other income reflect higher interest income, which resulted from the Company's third quarter 1996 investment in the PNBV Capital Trust. Partially offsetting the comparative increases was a $5 million adjustment, in last year's second quarter, to Penn Power's recoverable costs related to Perry Unit 2 since recovery began sooner than originally anticipated.

          Total interest costs changed slightly during the third quarter and first nine months of 1997 compared to last year. Interest on long-term debt decreased due to redemptions of debt totaling approximately $257,000,000 that had been outstanding as of September 30, 1996. Other interest expenses increased as a result of higher short-term borrowing levels in 1997. The Companies' total debt was reduced by approximately $363,000,000 during the twelve months ended September 30, 1997.

Capital Resources and Liquidity

          The Companies have continuing cash requirements for planned capital expenditures and debt maturities. During the fourth quarter of 1997, capital requirements for property additions and capital leases are expected to be about $69,000,000, including $18,000,000 for nuclear fuel. The Companies have additional cash requirements of approximately $116,000,000 during the fourth quarter of 1997 for maturing long-term debt and the optional redemptions discussed below. These cash requirements are expected to be satisfied with internal cash and/or short-term credit arrangements.

          As of September 30, 1997, the Companies had about $8,000,000 of cash and temporary investments. The Companies also had $296,000,000 of short-term indebtedness. The Company had the capability to borrow approximately $42,000,000 as of September 30, 1997 through unused OES Fuel credit facilities. In addition, the Companies' unused borrowing capability included $218,000,000 under revolving lines of credit and $42,000,000 of bank facilities that provide for borrowings on a short-term basis at the banks' discretion.

                             - 10 -
          During October 1997, Penn Power made open market purchases for $6,000,000 of its 6.625% first mortgage bonds and $6,500,000 of its 6.375% first mortgage bonds.

          On September 30, 1997, Penn Power filed a restructuring plan with the Pennsylvania Public Utility Commission (PPUC). The plan describes how Penn Power will restructure its rates and provide customers with direct access to alternative electricity suppliers beginning in 1999. Penn Power will continue to deliver power to homes and businesses through its transmission and distribution system, which remains regulated by the PPUC. Penn Power also plans to sell electricity and energy related services in its own territory and throughout Pennsylvania as an alternative supplier through its nonregulated subsidiary, Penn Power Energy. Through the restructuring plan, Penn Power is seeking recovery of $293 million of stranded costs through a competitive transition charge starting in 1999 and ending in 2005, which is consistent with Penn Power's Rate Stability and Economic Development Plan currently in effect. Later this year, the PPUC is expected to announce plans to hold public hearings on Penn Power's restructuring plan.

          On October 14, 1997, Standard & Poors Corp. upgraded its rating on the Company's senior secured debt securities to BBB- from BB+. Prior to that date, Moody's Investor Services and Duff & Phelps Credit Rating Co. confirmed their ratings of Ohio Edison and Penn Power senior securities at Baa2 - stable outlook and BBB+, respectively.

          The Federal Energy Regulatory Commission (FERC) issued an order on October 29, 1997, conditionally approving the Company's merger with Centerior Energy Corporation to form FirstEnergy Corp. The order requires the companies to make some minor modifications to the mitigation measures filed with the FERC on August 8, 1997. The FERC order also encourages the companies to participate in the formation of an independent system operator for the region. The Company and Centerior notified the FERC of their acceptance of that order on October 30, 1997. The application of FirstEnergy to the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935 to acquire the common stock of Ohio Edison and Centerior subsidiaries was approved on November 5, 1997, and the merger was effective on November 8, 1997.
                             - 11 -

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

(b)  Reports on Form 8-K

      The Company filed one report on Form 8-K since June 30,
1997. A report dated November 12, 1997, reported that the merger of the Company and Centerior Energy Corporation was effective on November 8, 1997.


                             - 12 -













                           SIGNATURE






          Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






November 12, 1997


                            OHIO EDISON COMPANY
                             -------------------
                                Registrant



                             /s/H. L. Wagner
                         ----------------------------
                                H. L. Wagner
                                 Comptroller
                         Principal Accounting Officer

                             - 13 -