Form 10-K/A
period 2002-12-31
OHIO EDISON CO
filed 2003-09-24
CIK 73960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2


                                   (MARK ONE)



                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM        TO
                                          -------   ----------------

COMMISSION           REGISTRANT; STATE OF INCORPORATION;       I.R.S. EMPLOYER
FILE NUMBER             ADDRESS; AND TELEPHONE NUMBER         IDENTIFICATION NO.
-----------             -----------------------------         ------------------

1-2578          OHIO EDISON COMPANY                               34-0437786
                (AN OHIO CORPORATION)
                76 SOUTH MAIN STREET
                AKRON, OH  44308
                TELEPHONE (800)736-3402

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EACH
REGISTRANT                                                     EXCHANGE
REGISTERED                     TITLE OF EACH CLASS             ON WHICH
----------                     -------------------             --------
Ohio Edison Company            Cumulative Preferred
                              Stock, $100 par value:
                                   3.90% Series                All series registered on
                                   4.40% Series                New York Stock Exchange and
                                   4.44% Series                Chicago Stock Exchange
                                   4.56% Series


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):

Yes (X) No (  )

      State the aggregate market value of the common stock held by non-affiliates of the registrant: None.

      Indicate the number of shares outstanding of the registrant's classes of common stock, as of the latest practicable date:

                                                      OUTSTANDING
                 CLASS                             AS OF MARCH 24, 2003
                 -----                             --------------------

      Ohio Edison Company, no par value                     100


                                EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-K/A for the year ended December 31, 2002 (the "Report") to correct certain typographical and minor computational errors in Item 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION and Item 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA of the Report (filed originally as part of Exhibit 13 to the Report). This Amendment has no effect on previously reported results of operations or financial position.

The complete amended and restated Item 7, which is included in its entirety below, reflects the following corrections:

Under the heading "Restated Financial Statements for Change in Method of Amortizing Ohio Transition Costs":

   In the table following the second paragraph, the total transition cost amortization is corrected as follows:

                                    (IN MILLIONS)

                     AS ORIGINALLY FILED     AS CORRECTED
                     -------------------     ------------
      2003                $389                    $402
      2004                 456                     465
      2005                 553                     545
      2006                 178                     155


Under the heading "Capital Resources and Liquidity":

   In the third sentence of the first paragraph, the corporate indenture ratio of 11.35 in 2002 should have read 13.41.

Under the subheading "Cash Flows from Operating Activities":

   In the Operating Cash Flows table, 2002 cash earnings and working capital and other are corrected as follows:

                                         (IN MILLIONS)
                           AS ORIGINALLY FILED     AS CORRECTED
                           -------------------     ------------
   Cash earnings               $711                   $713
   Working capital and other    346                    344


Under the heading "Recently Issued Accounting Standards Not Yet
Implemented":

      In the second paragraph under the subheading "FIN 46, 'Consolidation of Variable Interest Entities" -- an interpretation of ARB 51'":

      In the last sentence of the paragraph, the amount of increase of assets and liabilities of $11.6 million should have read $12.0 million.

The complete amended and restated Item 8, which is included in its entirety below, reflect the following corrections:

Under Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Under the subheading "(M) RESTATED FINANCIAL STATEMENTS":

      In the table following the second paragraph, the total transition cost amortization is corrected as follows:

                                    (IN MILLIONS)
                     AS ORIGINALLY FILED     AS CORRECTED
                     -------------------     ------------
      2003                 $389                  $402
      2004                  456                   465
      2005                  553                   545
      2006                  178                   155


Under Note 3 - CAPITALIZATION:

      In the paragraph under the subheading "(A) RETAINED EARNINGS":

      The Company's consolidated retained earnings unrestricted for payment of cash dividends of $800.0 million should have read $796.1 million.

                                   FORM 10-K/A
                                TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
PART I

    Item  1.  Business....................................................................................    *
                Recent Developments.......................................................................    *
                  Environmental Matters...................................................................    *
                  Regulatory Matters......................................................................    *
                  International Operations................................................................    *
                  Other Matters...........................................................................    *
                The Company...............................................................................    *
                Divestitures..............................................................................    *
                  International Operations................................................................    *
                  Generating Assets.......................................................................    *
                Utility Regulation........................................................................    *
                  PUCO Rate Matters.......................................................................    *
                  NJBPU Rate Matters......................................................................    *
                  PPUC Rate Matters.......................................................................    *
                  FERC Rate Matters.......................................................................    *
                  Regulatory Accounting...................................................................    *
                Capital Requirements......................................................................    *
                Met-Ed Capital Trust and Penelec Capital Trust............................................    *
                Nuclear Regulation........................................................................    *
                Nuclear Insurance.........................................................................    *
                Environmental Matters.....................................................................    *
                  Air Regulation..........................................................................    *
                  Water Regulation........................................................................    *
                  Waste Disposal..........................................................................    *
                  Summary.................................................................................    *
                Fuel Supply...............................................................................    *
                System Capacity and Reserves..............................................................    *
                Regional Reliability......................................................................    *
                Competition...............................................................................    *
                Research and Development..................................................................    *
                Executive Officers........................................................................    *
                FirstEnergy Website.......................................................................    *

    Item  2.  Properties..................................................................................    *

    Item  3.  Legal Proceedings...........................................................................    *

    Item  4.  Submission of Matters to a Vote of Security Holders.........................................    *

PART II

    Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................    *

    Item  6.  Selected Financial Data.....................................................................    *

    Item  7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.......    1

    Item  8.  Financial Statements and Supplementary Data.................................................   13

    Item  9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........    *

PART III

    Item 10.  Directors and Executive Officers of the Registrant..........................................    *

    Item 11.  Executive Compensation......................................................................    *

    Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
                Shareholder Matters.......................................................................    *

    Item 13.  Certain Relationships and Related Transactions..............................................    *

    Item 14.  Controls and Procedures.....................................................................    *

                                     PART IV

    Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   36

      * Indicates the items that have not been revised and are not included in this Form 10-K/A. Reference is made to the original 10-K, as previously amended, for the complete text of such items.

THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT NO. 2:

                                     PART II

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                               OHIO EDISON COMPANY

                           MANAGEMENT'S DISCUSSION AND
                        ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


      This discussion includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate", "potential", "expect", "believe", "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy and commodity market prices, replacement power costs being higher than anticipated or inadequately hedged, maintenance costs being higher than anticipated, legislative and regulatory changes (including revised environmental requirements), availability and cost of capital, inability of the Davis-Besse Nuclear Power Station to restart (including because of an inability to obtain a favorable final determination from the Nuclear Regulatory Commission) in the fall of 2003, inability to accomplish or realize anticipated benefits from strategic goals and other similar factors.

CORPORATE SEPARATION

      Beginning on January 1, 2001, Ohio customers were able to choose their electricity suppliers as a result of legislation which restructured the electric utility industry. That legislation required unbundling the price for electricity into its component elements - including generation, transmission, distribution and transition charges. Ohio Edison (OE) and Pennsylvania Power (Penn) continue to deliver power to homes and businesses through their existing distribution systems and maintain the "provider of last resort" (PLR) obligations under their respective rate plans. As a result of the transition plan, FirstEnergy's electric utility operating companies (EUOC) entered into power supply agreements whereby FirstEnergy Solutions Corp. (FES) purchases all of the EUOC nuclear generation, and leases EUOC fossil generating facilities. The Ohio EUOC and Penn are "full requirements" customers of FES to enable them to meet their PLR responsibilities in their respective service areas.

      The effect on OE's and Penn's (Companies) reported results of operations during 2001 from FirstEnergy's corporate separation plan and the Companies' sale of transmission assets to American Transmission Systems, Inc. (ATSI) in September 2000, are summarized in the following table:

           CORPORATE RESTRUCTURING - 2001 INCOME STATEMENT EFFECTS INCREASE (DECREASE)

                                                               CORPORATE
                                                              SEPARATION             ATSI           TOTAL
                                                              ----------             ----           -----
                                                                                 (IN MILLIONS)
           Operating Revenues:
             Power supply agreement with FES ...............   $  355.9         $   --                $  355.9
             Generating units rent .........................      178.8             --                   178.8
             Ground lease with ATSI ........................         --            3.1                     3.1
                                                               --------         ------                --------
             TOTAL OPERATING REVENUES EFFECT                   $  534.7         $  3.1                $  537.8
                                                               ========         ======                ========

           Operating Expenses and Taxes:
             Fossil fuel costs .............................   $ (264.3)(a)     $   --                $ (264.3)
             Purchased power costs .........................    1,025.9 (b)         --                 1,025.9
             Other operating costs .........................     (157.1)(a)       28.6 (d)              (128.5)
             Provision for depreciation and amortization ...         --          (12.9)(e)               (12.9)
             General taxes .................................       (4.8)(c)      (15.2)(e)               (20.0)
             Income taxes ..................................      (23.4)           5.2                   (18.2)
                                                               --------         ------                --------
             TOTAL OPERATING EXPENSES EFFECT ...............   $  576.3         $  5.7                $  582.0
                                                               ========         ======                ========
           OTHER INCOME ....................................   $     --         $ 10.7 (f)            $   10.7
                                                               ========         ======                ========

      (a)   Transfer of fossil operations to FirstEnergy Generation Company
            (FGCO).

      (b)   Purchased power from power supply agreement (PSA).

      (c)   Payroll taxes related to employees transferred to FGCO.

      (d)   Transmission services received from ATSI.

      (e) Depreciation and property taxes related to transmission assets sold to ATSI.

      (f)   Interest on note receivable from ATSI.

RESTATED FINANCIAL STATEMENTS FOR CHANGE IN METHOD OF AMORTIZING OHIO TRANSITION COSTS

        OE has restated its financial statements for the year ended December 31, 2002, to reflect a change in the method of amortizing the costs associated with the Ohio transition plan. OE amortizes transition costs using the effective interest method. The amortization schedules originally developed at the beginning of the transition plan in 2001 in applying this method were based on total transition revenues, including revenues designed to recover costs which have not yet been incurred and are not reflected as regulatory assets in the financial statements prepared under generally accepted accounting principles
(GAAP). OE has revised the amortization schedules under the effective interest method to consider only revenues relating to transition regulatory assets recognized on the GAAP balance sheet. The impact of this change will result in higher amortization of these regulatory assets in the first several years of the transition cost recovery period compared with the method previously applied. The change in method results in no change in total amortization of the regulatory assets that are recovered from January 1, 2001, through the transition period which is expected to end in 2006.

        After giving effect to the restatement, total transition cost amortization (including above market leases) is expected to approximate the following for the years from 2003 through 2006 (in millions).

                                2003........     $402
                                2004........      465
                                2005........      545
                                2006........      155

      The revised amortization method is expected to decrease pre-tax income by $13 million in 2003 and $10 million in 2004. It should increase pretax income that would have been reported using the previous method by $8 million in 2005 and $22.3 million in 2006.

      The change in amortization resulted in a decrease in net income of $5.4 million and included an increase in net income of $15.4 million from the cumulative impact of the adjustments related to 2001 and a $20.8 million decrease in net income for additional amortization expense in 2002. The net adjustment is reflected as an increase of $14.7 million in depreciation and amortization expense and a decrease of $9.3 million in income tax expense in the accompanying consolidated statement of income as restated.

      The Company has also included in this restatement certain immaterial adjustments that were not previously recognized in 2002. The impact of these adjustments reduced net income reported for 2002 by $1.9 million. See Note 1(M) to the consolidated financial statements.

      The effects of the changes on the Consolidated Statement of Income previously reported for the year ended December 31, 2002 are as follows:

                                          AS PREVIOUSLY      AS
                                            REPORTED      RESTATED
                                            --------      --------
                                                (IN THOUSANDS)
Revenues                                  $2,948,675     $2,948,675
Expenses                                   2,486,990      2,494,844
Other income                                  42,329         42,859
                                          ----------     ----------

Income before net interest charges           504,014        496,690
Net interest charges                         140,531        140,531

Net income                                $  363,483     $  356,159

Preferred stock dividend requirements          6,510          6,510
                                          ----------     ----------

Earnings on common stock                  $  356,973     $  349,649
                                          ==========     ==========

RESULTS OF OPERATIONS

      Earnings on common stock in 2002 increased 3.0% to $349.6 million in 2002 from $339.5 million in 2001 and $325.3 million in 2000. The earnings increase in 2002 primarily resulted from reduced financing costs, which more than offset lower operating income and reduced investment income. Excluding the effects shown in the corporate restructuring table above, earnings on common stock increased by 14.7% in 2001 from 2000, being favorably affected by reduced operating expenses and taxes, and lower net interest charges, which were substantially offset by reduced operating revenues.

      Operating revenues decreased by $107.8 million or 3.5% in 2002 compared with 2001. The lower revenues reflected the effects of a sluggish national economy on our service area, shopping by Ohio customers for alternative energy providers and changes in wholesale revenues. Retail kilowatt-hour sales declined by 8.7% in 2002 from the prior year, with declines in all customer sectors (residential, commercial and industrial), resulting in a $73.1 million reduction in generation sales revenue. Our lower generation kilowatt-hour sales resulted primarily from customer choice in Ohio. Sales of electric generation by alternative suppliers as a percent of total sales delivered in our franchise area increased to 20.9% in 2002 from 12.5% in 2001, while our share of electric generation sales in our franchise areas decreased by 8.4% compared to the prior year. Distribution deliveries increased 1.0% in 2002 compared with 2001, which increased revenues from electricity throughput by $18.5 million in 2002 from the prior year. The higher distribution deliveries resulted from additional residential demand due to warmer summer weather that was offset in part by the effect that continued sluggishness in the economy had on demand by commercial and industrial customers. Transition plan incentives, provided to customers to encourage switching to alternative energy providers, further reduced operating revenues by $27.6 million in 2002 from the prior year. These revenue reductions are deferred for future recovery under our transition plan and do not materially affect current period earnings. Sales revenues from wholesale customers decreased by $18.0 million in 2002 compared to 2001, due to a decline in market prices.

      Excluding the effects shown in the table above under corporate separation, operating revenues decreased by $208.0 million or 7.6% in 2001 from 2000. Customer choice in Ohio and the influence of a declining national economy on our regional business activity combined to lower operating revenues. Electric generation services provided by other suppliers in the Companies' service area increased to 12.5% of total energy delivered from 1.5% in 2000. Overall, retail generation sales declined in all customer categories resulting in a 13.1% reduction in kilowatt-hour sales from the prior year. As part of Ohio's electric utility restructuring law, the implementation of a 5% reduction in generation charges for residential customers reduced operating revenues by approximately $26.6 million in 2001, compared to 2000. Distribution deliveries declined 2.3% in 2001 from the prior year reflecting the impact of a weaker economy that contributed to lower commercial and industrial kilowatt-hour sales. Operating revenues were also lower in 2001 from the prior year due to the absence of revenues associated with the low-income payment plan now administered by the Ohio Department of Development; there was also a corresponding reduction in other operating costs associated with that change. Revenues from kilowatt-hour sales to wholesale customers declined by $54.3 million in 2001 from 2000, with a corresponding 42.0% reduction in kilowatt-hour sales.

CHANGES IN KWH SALES                 2002        2001
--------------------                 ----        ----

INCREASE (DECREASE)

Electric Generation:
 Retail .........................   (8.7)%     (13.1)%
 Wholesale.......................   10.6%      (42.0)%
                                    ----       -----

TOTAL ELECTRIC GENERATION SALES..   (0.6)%     (20.5)%
                                    ====       =====
Distribution Deliveries:
 Residential ....................    6.1%       2.3%
 Commercial and industrial ......   (1.6)%     (4.5)%
                                    ----       -----
TOTAL DISTRIBUTION DELIVERIES ...    1.0%      (2.3)%
                                    ====       =====


   Operating Expenses and Taxes

      Total operating expenses and taxes decreased by $94.8 million in 2002 and increased by $345.3 million in 2001 from 2000. Excluding the effects of restructuring, total 2001 operating expenses and taxes were $236.7 million lower than the prior year. The following table presents changes from the prior year by expense category excluding the impact of restructuring on 2001 changes.

OPERATING EXPENSES AND TAXES - CHANGES                        2002              2001
--------------------------------------                        ----              ----
                                                             RESTATED
                                                         (SEE NOTE 1(M))
 INCREASE (DECREASE)                                              (IN MILLIONS)
Fuel and purchased power ..................                $(109.6)          $ (84.1)
Nuclear operating costs ...................                  (28.9)             14.7
Other operating costs .....................                   51.3             (14.6)
                                                            ------            ------
  TOTAL OPERATION AND MAINTENANCE EXPENSES                   (87.2)            (84.0)

Provision for depreciation and amortization                  (39.4)           (140.8)
General taxes .............................                   23.5             (52.3)
Income taxes ..............................                    8.3              40.4
                                                            ------            ------
  TOTAL OPERATING EXPENSES AND TAXES ......                $ (94.8)          $(236.7)
                                                            ======            ======


      Lower fuel and purchased power costs in 2002, compared to 2001, resulted from a $114.4 million reduction in power purchased from FES, reflecting lower kilowatt-hours purchased due to reduced kilowatt-hour sales and lower unit prices. Nuclear operating costs decreased $28.9 million, primarily due to one less refueling outage in 2002 compared to the prior year. The $51.3 million increase in other operating costs resulted principally from higher employee benefit costs and, to a lesser extent, increased distribution costs due in part to storm damage.

      The decrease in fuel and purchased power costs in 2001, compared to 2000, reflects the transfer of fossil operations to FGCO, with the Companies' power requirements being provided under the PSA. Nuclear operating costs increased by $14.7 million in 2001 from the prior year due to two refueling outages compared to one refueling outage in 2000; however, the Perry Plant also experienced two unplanned outages in 2001. Other operating costs decreased by $14.6 million in 2001 from the prior year, reflecting a reduction in low-income payment plan customer costs, lower storm damage costs, the absence of costs incurred in 2000 related to the development of a distribution communications system, reduced uncollectible accounts and customer program expenses, offset in part by the absence in 2001 of gains from the sale of emission allowances.

      Charges for depreciation and amortization decreased by $39.4 million in 2002 from 2001 primarily due to higher shopping incentive deferrals and tax-related deferrals under OE's transition plan. In 2001, depreciation and amortization decreased by $140.8 million from the prior year due to lower incremental transition cost amortization and new deferrals for shopping incentives under FirstEnergy's Ohio transition plan compared to the accelerated cost recovery in connection with our prior regulatory plan.

      General taxes increased by $23.5 million in 2002 from 2001 principally due to additional property taxes and the absence in 2002 of a one-time benefit of $15 million resulting from the successful resolution of certain property tax issues in the prior year. In 2001, general taxes decreased by $52.3 million from 2000 due to reduced property taxes and other state tax changes in connection with the Ohio electric industry restructuring and the one-time $15 million benefit. The reduction in general taxes was partially offset by $38.0 million of new Ohio franchise taxes in 2001, which are classified as state income taxes on the Consolidated Statements of Income.

     Other Income

      Other income decreased by $25.8 million in 2002 from the prior year, primarily due to lower investment income.

     Net Interest Charges

      Net interest charges continued to trend lower, decreasing by $44.8 million in 2002 and by $16.6 million in 2001, compared to the prior year. We continued to redeem and refinance outstanding debt and preferred stock during 2002 - net redemptions and refinancing activities totaled $542.0 million and $14.5 million, respectively, and will result in annualized savings of $37.1 million.

CAPITAL RESOURCES AND LIQUIDITY

      Our improving financial position reflects ongoing efforts to increase competitiveness and enhance shareholder value. We have continued to strengthen our financial position over the past five years by improving our fixed charge coverage ratios. Our corporate indenture ratio, which is used to measure our ability to issue first mortgage bonds, increased from 6.21 in 1997 to 13.41 in 2002, which enhances our financial flexibility. Over the same period, our charter ratio, a measure of our ability to issue preferred stock, improved from
2.35 to 5.07 and our common stockholder's equity as a percentage of capitalization rose from approximately 48% at the end of 1997 to 68% at the end of 2002. Over the last five years, we have reduced the average cost of long-term debt from 7.77% in 1997 to 5.77% at the end of 2002.

     Changes in Cash Position

      As of December 31, 2002, we had $20.5 million of cash and cash equivalents, compared with $4.6 million as of December 31, 2001. The major sources for changes in these balances are summarized below.

     Cash Flows From Operating Activities

      Our consolidated net cash from operating activities is provided by our regulated energy services. Net cash provided from operating activities was $1.057 billion in 2002 and $668 million in 2001. Cash flows provided from 2002 and 2001 operating activities are as follows:

  OPERATING CASH FLOWS          2002     2001
  --------------------          ----     ----
                                (IN MILLIONS)
Cash earnings (1) .......     $  713     $  743
Working capital and other        344        (75)
                              ------     ------

Total ...................     $1,057     $  668
                              ======     ======


      (1) Includes net income, depreciation and amortization, deferred costs recoverable as regulatory assets, deferred income taxes, investment tax credits and major noncash charges.


     Cash Flows From Financing Activities

      In 2002, the net cash used for financing activities of $599 million primarily reflects the redemptions of debt and preferred stock shown below. The following table provides details regarding new issues and redemptions during 2002:

SECURITIES ISSUED OR REDEEMED IN 2002
                                           (IN MILLIONS)
New Issues
   Pollution Control Notes ..............       $ 15

Redemptions
   First Mortgage Bonds .................       $280
   Pollution Control Notes ..............         15
   Secured Notes ........................        127
   Preferred Stock ......................        221
   Other, principally redemption premiums          4
                                                ----
                                                $647

Short-term Borrowings, Net ..............       $162
                                                ----



      In 2001, net cash used for financing activities totaled $432 million, primarily due to the redemption of debt and the payment of common stock dividends to FirstEnergy.

      We had about $458.2 million of cash and temporary investments and approximately $407.7 million of short-term indebtedness at the end of 2002. Available borrowing capability under bilateral bank facilities totaled $18.5 million as of December 31, 2002. We had the capability to issue $1.7 billion of additional first mortgage bonds on the basis of property additions and retired bonds. Based upon applicable earnings coverage tests we could issue a total of $3.1 billion of preferred stock (assuming no additional debt was issued) as of the end of 2002. At the end of 2002, our common equity as a percentage of capitalization stood at 68% compared to 58% at the end of 2001. The higher common equity percentage in 2002 compared to 2001 resulted from net redemptions of preferred stock and long-term debt and the increase in retained earnings.

     Cash Flows From Investing Activities

      Net cash flows used in investing activities totaled $443 million in 2002. The net cash flows used for investing resulted from loans to associated companies and property additions, which were offset in part by a reduction of the PNBV Capital Trust investment. Expenditures for property additions primarily include expenditures supporting our distribution of electricity.

      In 2001, net cash flows used in investing activities totaled $249 million, principally due to property additions, the sale of property to affiliates as part of corporate separation and the sale to ATSI discussed above.

      Our cash requirements in 2003 for operating expenses, construction expenditures, scheduled debt maturities and preferred stock redemptions are expected to be met without increasing our net debt and preferred stock outstanding. Available borrowing capacity under short-term credit facilities will be used to manage working capital requirements. Over the next three years, we expect to meet our contractual obligations with cash from operations. Thereafter, we expect to use a combination of cash from operations and funds from the capital markets.

                                    LESS THAN      1-3        3-5      MORE THAN
CONTRACTUAL OBLIGATIONS     TOTAL     1 YEAR      YEARS      YEARS      5 YEARS
-----------------------     -----     ------      -----      -----      -------
                                             (IN MILLIONS)

Long-term debt ........     $1,776     $  250     $  234     $   12     $1,280
Short-term borrowings .        408        408         --         --         --
Preferred stock (1) ...         14          1          2         11         --
Capital leases (2) ....         20          3          9          5          3
Operating leases (2) ..      1,311         74        162        160        915
Purchases (3) .........        239         45         50         62         82
                            ------     ------     ------     ------     ------
   Total ..............     $3,768     $  781     $  457     $  250     $2,280
                            ------     ------     ------     ------     ------

(1)   Subject to mandatory redemption

(2) Operating lease payments are net of capital trust receipts of $653.9 million (see Note 2).

(3) Fuel and power purchases under contracts with fixed or minimum quantities and approximate timing


      Our capital spending for the period 2003-2007 is expected to be about $391 million (excluding nuclear fuel) of which approximately $139 million applies to 2003. Investments for additional nuclear fuel during the 2003-2007 period are estimated to be approximately $97 million, of which about $42 million relates to 2003. During the same periods, our nuclear fuel investments are expected to be reduced by approximately $85 million and $41 million, respectively, as the nuclear fuel is consumed.

        On February 22, 2002, Moody's Investor Service changed its credit rating outlook for FirstEnergy from stable to negative. The change was based upon a decision by the Commonwealth Court of Pennsylvania to remand to the Pennsylvania Public Utility Commission (PPUC) for reconsideration its decision on the mechanism for sharing merger savings and reversed the PPUC's decisions regarding rate relief and accounting deferrals rendered in connection with its approval of the GPU merger. On April 4, 2002, Standard & Poor's (S&P) changed its outlook for FirstEnergy's credit ratings from stable to negative citing recent developments including: damage to the Davis-Besse reactor vessel head (the Companies have no ownership interest in Davis-Besse), the Pennsylvania Commonwealth Court decision, and deteriorating market conditions for some sales of FirstEnergy's remaining non-core assets. On July 31, 2002, Fitch revised its rating outlook for FirstEnergy to negative from stable. The revised outlook reflected the adverse impact of the unplanned Davis-Besse outage, Fitch's judgment about NRG's financial ability to consummate the purchase of four power plants (none owned by the Companies) from FirstEnergy and Fitch's expectation of subsequent delays in debt reduction. On August 1, 2002, S&P concluded that while NRG's liquidity position added uncertainty to FirstEnergy's sale of power plants to NRG, its ratings would not be affected. S&P found FirstEnergy's cash flows sufficiently stable to support a continued (although delayed) program of debt and preferred stock redemption. S&P noted that it would continue to closely monitor FirstEnergy's progress on various initiatives. On January 21, 2003, S&P indicated its concern about FirstEnergy's disclosure of non-cash charges related to deferred costs in Pennsylvania, pension and other post-retirement benefits, and Emdersa (FirstEnergy's Argentina operations), which were higher than anticipated in the third quarter of 2002. S&P identified the restart of the Davis-Besse nuclear plant "...without significant delay beyond April 2003..." as key to maintaining its current debt ratings. S&P also identified other issues it would continue to monitor including: FirstEnergy's deleveraging efforts, free cash generated during 2003, the Jersey Central Power & Light Company rate case, successful hedging of its short power position, and continued capture of projected merger savings. While FirstEnergy anticipates being prepared to restart the Davis-Besse plant in the spring of 2003, the Nuclear Regulatory Commission (NRC) must authorize the unit's restart following a formal inspection process prior to its returning the unit to service. Significant delays in the planned date of Davis-Besse's return to service or other factors (identified above) affecting the speed with which FirstEnergy reduces debt could put additional pressure on the Companies' credit ratings.

        On July 25, 2003, Standard & Poor's (S&P) issued comments on FirstEnergy's debt ratings in light of the latest extension of the Davis-Besse outage and the NJBPU decision on the JCP&L rate case. S&P noted that additional costs from the Davis-Besse outage extension, the NJBPU ruling on recovery of deferred energy costs and additional capital investments required to improve reliability in the New Jersey shore communities will adversely affect FirstEnergy's cash flow and deleveraging plans. S&P noted that it continues to assess FirstEnergy's plans to determine if projected financial measures are adequate to maintain its current rating.

        On August 7, 2003, S&P affirmed its "BBB" corporate credit rating for FirstEnergy. However, S&P stated that although FirstEnergy generates substantial free cash, that its strategy for reducing debt had deviated substantially from the one presented to S&P around the time of the GPU merger when the current rating was assigned. S&P further noted that their affirmation of FirstEnergy's corporate credit rating was based on the assumption that FirstEnergy would take appropriate steps quickly to maintain its investment grade ratings including the issuance of equity and possible sale of assets. Key issues being monitored by S&P included reaudit of CEI and TE by PricewaterhouseCoopers LLP, restart of Davis-Besse, FirstEnergy's liquidity position, its ability to forecast provider-of-last-resort load and the performance of its hedged portfolio, and capture of merger synergies. On August 11, 2003, S&P stated that a recent U.S. District Court ruling (see Environmental Matters below) with respect to the Sammis Plant is negative for FirstEnergy's credit quality.

       Other Obligations

           Obligations not included on our Consolidated Balance Sheet primarily consist of sale and leaseback arrangements involving Perry Unit 1 and Beaver Valley Unit 2, which are reflected in the operating lease payments disclosed above (see Note 2 - Leases). The present value as of December 31, 2002, of these sale and leaseback operating lease commitments, net of trust investments, total $695 million.

INTEREST RATE RISK

         Our exposure to fluctuations in market interest rates is reduced since a significant portion of our debt has fixed interest rates, as noted in the following table. We are subject to the inherent risks related to refinancing maturing debt by issuing new debt securities. As discussed in Note 2, our investment in the PNBV Capital Trust effectively reduces future lease obligations, also reducing interest rate risk. Changes in the market value of our nuclear decommissioning trust funds had been recognized by making corresponding changes to other comprehensive income, as described in Note 1 - Utility Plant and Depreciation. While fluctuations in the fair value of our Ohio EUOCs' trust balances will eventually affect earnings (affecting OCI initially) based on the guidance provided by SFAS 115, our non-Ohio EUOC have the opportunity to recover from ratepayers the difference between the investments held in trust and their decommissioning obligations. Thus, in absence of disallowed costs, there will be no earning effect from fluctuations in their decommissioning trust balances. As of December 31, 2002, decommissioning trust balances totaled $1.050 billion with $698 million held by our Ohio EUOC and the balance held by our non-Ohio EUOC. As of year end 2002, trust balances included 51% of equity and 49% of debt instruments.

           The table below presents principal amounts and related weighted average interest rates by year of maturity for our investment portfolio, debt obligations and preferred stock with mandatory redemption provisions.

COMPARISON OF CARRYING VALUE TO FAIR VALUE

                                                                                        THERE-               FAIR
                                 2003       2004       2005       2006       2007       AFTER      TOTAL     VALUE
                                 ----       ----       ----       ----       ----       -----      -----     -----
                                                                (DOLLARS IN MILLIONS)
ASSETS
Investments other than Cash
   and Cash Equivalents:
Fixed Income.................   $  31       $ 306     $ 184      $  34       $  37      $  649     $1,241    $1,284
   Average interest rate.....     8.0%        7.8%      7.9%       8.2%        8.4%        7.5%       7.7%
                                -----       -----     -----      -----       -----      ------     -----     ------
Liabilities
Long-term Debt:
Fixed rate...................   $  250      $  97     $ 137      $   6       $   6      $  569     $1,065    $1,150
   Average interest rate ....      8.2%       7.3%      7.2%       7.9%        7.9%        7.1%       7.4%
Variable rate................                                                           $  711     $  711    $  711
   Average interest rate.....                                                              2.9%       2.9%
Short-term Borrowings........   $  408                                                             $  408    $  408
   Average interest rate.....      1.6%                                                               1.6%
                                -----       -----     -----      -----       -----      ------     -----     ------
Preferred Stock..............   $    1      $   1     $   1      $   1       $  10                 $   14    $   14
   Average dividend rate ....      7.6%       7.6%      7.6%       7.6%        7.6%                   7.6%
                                -----       -----     -----      -----       -----      ------     -----     ------

EQUITY PRICE RISK

           Included in our nuclear decommissioning trust investments are marketable equity securities carried at their market value of approximately $148 million and $151 million as of December 31, 2002 and 2001, respectively. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $15 million reduction in fair value as of December 31, 2002 (see Note 1K - Supplemental Cash Flows Information).

OUTLOOK

           Our industry continues to transition to a more competitive environment. In 2001, all our customers could select alternative energy suppliers. We continue to deliver power to residential homes and businesses through our existing distribution systems, which remain regulated. Customer rates have been restructured into separate components to support customer choice. In Ohio and Pennsylvania, we have a continuing responsibility to provide power to those customers not choosing to receive power from an alternative energy supplier subject to certain limits. Adopting new approaches to regulation and experiencing new forms of competition have created new uncertainties.

       Regulatory Matters

           Beginning on January 1, 2001, Ohio customers were able to choose their electricity suppliers. Ohio customer rates were restructured to establish separate charges for transmission, distribution, transition cost recovery and a generation-related component. When one of our Ohio customers elects to obtain power from an alternative supplier, we reduce the customer's bill with a "generation shopping credit," based on the regulated generation component (plus an incentive for OE customers), and the customer receives a generation charge from the alternative supplier. OE has continuing PLR responsibility to its franchise customers through December 31, 2005. Regulatory assets are costs which have been authorized by the Public Utilities Commission of Ohio (PUCO), PPUC and the Federal Energy Regulatory Commission for recovery from customers in future periods and, without such authorization, would have been charged to income when incurred. All of our regulatory assets are expected to continue to be recovered under the provisions of our transition plan as discussed below. Our regulatory assets are as follows:

            REGULATORY ASSETS AS OF DECEMBER 31,

            Company                           2002              2001
            -------                           ----              ----
                                                  (IN MILLIONS)
            OE.........................     $1,848.7          $2,025.4
            Penn.......................        156.9             208.8
                                            --------          --------
               Consolidated Total......     $2,005.6          $2,234.2
                                            ========          ========

           The transition cost portion of rates provides for recovery of certain amounts not otherwise recoverable in a competitive generation market (such as regulatory assets). Transition costs are paid by all customers whether or not they choose an alternative supplier. Under the PUCO-approved transition plan, we assumed the risk of not recovering up to $250 million of transition revenue if the rate of customers (excluding contracts and full-service accounts) switching from our service to an alternative supplier did not reach 20% for any consecutive twelve-month period by December 31, 2005 - the end of the market development period. That goal was achieved in 2002. Accordingly, OE does not believe that there will be any regulatory action reducing the recoverable transition costs.

           As part of our Ohio transition plan we are obligated to supply electricity to customers who do not choose an alternative supplier. We are also required to provided 560 megawatts (MW) of low cost supply to unaffiliated alternative suppliers that serve customers within our service area. Our competitive retail sales affiliate, FES, acts as an alternate supplier for a portion of the load in our franchise area. In 2003, the total peak load forecasted for customers electing to stay with us, including the 560 MW of low cost supply and the load served by our affiliate is 5,820 MW.

       Environmental Matters

           We believe we are in compliance with the current sulfur dioxide (SO2) and nitrogen oxide (NOx) reduction requirements under the Clean Air Act Amendments of 1990. In 1998, the Environmental Protection Agency (EPA) finalized regulations requiring additional NOx reductions in the future from our Ohio and Pennsylvania facilities. Various regulatory and judicial actions have since sought to further define NOx reduction requirements (see Note 5C -
Environmental Matters). We continue to evaluate our compliance plans and other compliance options.

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

           In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the W.H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio, for which hearings began on February 3, 2003. The NOV and complaint allege violations of the Clean Air Act (CAA). The civil complaint against OE and Penn requests installation of "best available control technology" as well as civil penalties of up to $27,500 per day. On August 7, 2003, the United States District Court for the Southern District of Ohio ruled that 11 projects undertaken at the Sammis Plant between 1984 and 1998 required pre-construction permits under the Clean Air Act. The ruling concludes the liability phase of the case, which deals with applicability of Prevention of Significant Deterioration provisions of the Clean Air Act. The remedy phase, which is currently scheduled to be ready for trial beginning March 15, 2004, will address civil penalties and what, if any, actions should be taken to further reduce emissions at the plant. In the ruling, the Court indicated that the remedies it "may consider and impose involved a much broader, equitable analysis, requiring the Court to consider air quality, public health, economic impact, and employment consequences. The Court may also consider the less than consistent efforts of the EPA to apply and further enforce the Clean Air Act." The potential penalties that may be imposed, as well as the capital expenditures necessary to comply with substantive remedial measures that may be required, may have a material adverse impact on the Company's financial condition. Management is unable to predict the ultimate outcome of this matter.

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

           The effects of compliance on the Companies with regard to environmental matters could have a material adverse effect on our earnings and competitive position. These environmental regulations affect our earnings and competitive position to the extent we compete with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. We believe we are in material compliance with existing regulations, but are unable to predict how and when applicable environmental regulations may change and what, if any, the effects of any such change would be.

SIGNIFICANT ACCOUNTING POLICIES

           We prepare our consolidated financial statements in accordance with accounting principles that are generally accepted in the United States. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect our financial results. All of our assets are subject to their own specific risks and uncertainties and are regularly reviewed for impairment. Assets related to the application of the policies discussed below are similarly reviewed with their risks and uncertainties reflecting those specific factors. Our more significant accounting policies are described below.

       Regulatory Accounting

           The Companies are subject to regulation that sets the prices (rates) we are permitted to charge our customers based on our costs that the regulatory agencies determine we are permitted to recover. At times, regulators permit the future recovery through rates of costs that would be currently charged to expense by an unregulated company. This rate-making process results in the recording of regulatory assets based on anticipated future cash inflows. As a result of the changing regulatory framework in Ohio and Pennsylvania, a significant amount of regulatory assets have been recorded. As of December 31, 2002, the Companies' regulatory assets totaled $2.0 billion. We continually review these assets to assess their ultimate recoverability within the approved regulatory guidelines. Impairment risk associated with these assets relates to potentially adverse legislative, judicial or regulatory actions in the future.

       Revenue Recognition

           We follow the accrual method of accounting for revenues, recognizing revenue for kilowatt-hours that have been delivered but not yet been billed through the end of the year. The determination of unbilled revenues requires management to make various estimates including:

      -     Net energy generated or purchased for retail load

      -     Losses of energy over distribution lines

      -     Allocations to distribution companies within the FirstEnergy system

      - Mix of kilowatt-hour usage by residential, commercial and industrial customers

      - Kilowatt-hour usage of customers receiving electricity from alternative suppliers

       Pension and Other Postretirement Benefits Accounting

           Our reported costs of providing non-contributory defined pension benefits and postemployment benefits other than pensions (OPEB) are dependent upon numerous factors resulting from actual plan experience and certain assumptions.

           Pension and OPEB costs are affected by employee demographics (including age, compensation levels, and employment periods), the level of contributions we make to the plans, and earnings on plan assets. Pension and OPEB costs may also be affected by changes to key assumptions, including anticipated rates of return on plan assets, the discount rates and health care trend rates used in determining the projected benefit obligations and pension and OPEB costs.

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

           In selecting an assumed discount rate, we consider currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and other postretirement benefit obligations. Due to the significant decline in corporate bond yields and interest rates in general during 2002, we reduced the assumed discount rate as of December 31, 2002 to 6.75% from 7.25% used in 2001 and 7.75% used in 2000.

           Our assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by our pension trusts. The market values of our pension assets have been affected by sharp declines in the equity markets since mid-2000. In 2002, 2001 and 2000, plan assets have earned (11.3)%, (5.5)% and (0.3)%, respectively. Our pension costs in 2002 were computed assuming a 10.25% rate of return on plan assets. As of December 31, 2002 the assumed return on plan assets was reduced to 9.00% based upon our projection of future returns and pension trust investment allocation of approximately 60% large cap equities, 10% small cap equities and 30% bonds.

           Based on pension assumptions and pension plan assets as of December 31, 2002, we will not be required to fund our pension plans in 2003. While OPEB plan assets have also been affected by sharp declines in the equity market, the impact is not as significant due to the relative size of the plan assets. However, health care cost trends have significantly increased and will affect future OPEB costs. The 2003 composite health care trend rate assumption is approximately 10%-12% gradually decreasing to 5% in later years, compared to our 2002 assumption of approximately 10% in 2002, gradually decreasing to 4%-6% in later years. In determining our trend rate assumptions, we included the specific provisions of our health care plans, the demographics and utilization rates of plan participants, actual cost increases experienced in our health care plans, and projections of future medical trend rates.

           The effect on our SFAS 87 and 106 costs and liabilities from changes in key assumptions are as follows:

           INCREASE IN COSTS FROM ADVERSE CHANGES IN KEY ASSUMPTIONS

           ASSUMPTION                       ADVERSE CHANGE              PENSION          OPEB        TOTAL
           ----------                       --------------              -------          ----        -----
                                                                                    (IN MILLIONS)
           Discount rate................    Decrease by 0.25%            $  0.6          $0.6       $  1.2
           Long-term return on assets...    Decrease by 0.25%            $  0.4            --       $  0.4
           Health care trend rate.......    Increase by 1%                   na          $1.6       $  1.6
           INCREASE IN MINIMUM LIABILITY
           Discount rate................    Decrease by 0.25%            $ 13.3           na        $ 13.3
                                            ----------------              -----          ----       ------

           As a result of the reduced market value of our pension plan assets, we were required to recognize an additional minimum liability as prescribed by SFAS 87 and SFAS 132, "Employers' Disclosures about Pension and Postretirement Benefits," as of December 31, 2002. We eliminated our prepaid pension asset of $57.2 million and established a minimum liability of $76.1 million, recording an intangible asset of $23.2 million and reducing OCI by $64.6 million (recording a related deferred tax benefit of $45.5 million). The charge to OCI will reverse in future periods to the extent the fair value of trust assets exceed the accumulated benefit obligation. The amount of pension liability recorded as of December 31, 2002, increased due to the lower discount rate assumed and reduced market value of plan assets as of December 31, 2002. Our non-cash, pre-tax pension and OPEB expense under SFAS 87 and SFAS 106 is expected to increase by $9 million and $3 million, respectively - a total of $12 million in 2003 as compared to 2002.

       Ohio Transition Cost Amortization

           In developing FirstEnergy's restructuring plan, the PUCO determined allowable transition costs based on amounts recorded on the EUOC's regulatory books. These costs exceeded those deferred or capitalized on FirstEnergy's balance sheet prepared under GAAP since they included certain costs which have not yet been incurred. FirstEnergy uses an effective interest method for amortizing its transition costs, often referred to as a "mortgage-style" amortization. The interest rate under this method is equal to the rate of return authorized by the PUCO in the transition plan for each respective company. In computing the transition cost amortization, FirstEnergy includes only the portion of the transition revenues associated with transition costs included on the balance sheet prepared under GAAP. Revenues collected for the off balance sheet costs and the return associated with these costs are recognized as income when received.

       Long-Lived Assets

           In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically evaluate our long-lived assets to determine whether conditions exist that would indicate that the carrying value of an asset may not be fully recoverable. The accounting standard requires that if the sum of future cash flows (undiscounted) expected to result from an asset, is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. If impairment, other than of a temporary nature, has occurred, we recognize a loss - calculated as the difference between the carrying value and the estimated fair value of the asset (discounted future net cash flows).

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET IMPLEMENTED

       SFAS 143, "Accounting for Asset Retirement Obligations"

           In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, "Accounting for Asset Retirement Obligations." The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. However, rate-regulated entities may recognize regulatory assets or liabilities if the criteria for such treatment are met. Upon retirement, a gain or loss would be recorded if the cost to settle the retirement obligation differs from the carrying amount.

           We have identified applicable legal obligations as defined under the new standard, principally for nuclear power plant decommissioning. Upon adoption of SFAS 143 in January 2003, asset retirement costs of $134 million were recorded as part of the carrying amount of the related long-lived asset, offset by accumulated depreciation of $25 million. Due to the increased carrying amount, the related long-lived assets were tested for impairment in accordance with SFAS 144. No impairment was indicated. The asset retirement liability at the date of adoption was $298 million. As of December 31, 2002, the Companies had recorded decommissioning liabilities of $281 million. The change in the estimated liabilities resulted from changes in methodology and various assumptions, including changes in the projected dates for decommissioning.

           Management expects that substantially all nuclear decommissioning costs for Penn will be recoverable through its regulated rates. Therefore, Penn will recognize a regulatory liability of $69 million upon adoption of SFAS 143 for the transition amounts related to establishing the asset retirement obligations for nuclear decommissioning. The remaining cumulative effect adjustment to recognize the undepreciated asset retirement cost and the asset retirement liability offset by the reversal of the previously recorded decommissioning liabilities was a $23 million increase to income ($14 million net of tax).

       SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities"

           This statement, which was issued by the FASB in July 2002, requires the recognition of costs associated with exit or disposal activities at the time they are incurred rather than when management commits to a plan of exit or disposal. It also requires the use of fair value for the measurement of such liabilities. The new standard supersedes guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)." This new standard was effective for exit and disposal activities initiated after December 31, 2002. Since it is applied prospectively, there will be no impact upon adoption. However, SFAS 146 could change the timing and amount of costs recognized in connection with future exit or disposal activities.

       FASB Interpretation (FIN) No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34"

           The FASB issued FIN 45 in January 2003. This interpretation identifies minimum guarantee disclosures required for annual periods ending after December 15, 2002. It also clarifies that providers of guarantees must record the fair value of those guarantees at their inception. This accounting guidance is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We do not believe that implementation of FIN 45 will be material but we will continue to evaluate anticipated guarantees.

       FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB 51"

           In January 2003, the FASB issued this interpretation of ARB No. 51, "Consolidated Financial Statements". The new interpretation provides guidance on consolidation of variable interest entities (VIEs), generally defined as certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation requires an enterprise to disclose the nature of its involvement with a VIE if the enterprise has a significant variable interest in the VIE and to consolidate a VIE if the enterprise is the primary beneficiary. VIEs created after January 31, 2003 are immediately subject to the provisions of FIN 46. VIEs created before February 1, 2003 are subject to this interpretation's provisions in the first interim or annual reporting period after June 15, 2003 (OE's third quarter of

2003). The FASB also identified transitional disclosure provisions for all financial statements issued after January 31, 2003.

           OE currently has transactions which may fall within the scope of this interpretation and which are reasonably possible of meeting the definition of a VIE in accordance with FIN 46. OE currently consolidates the majority of these entities and believes it will continue to consolidate following the adoption of FIN 46. In addition to the entities OE is currently consolidating OE believes that the PNBV Capital Trust, which reacquired a portion of the off-balance sheet debt issued in connection with the sale and leaseback of OE's interest in the Perry Plant and Beaver Valley Unit 2, would require consolidation. Ownership of the trust includes a three-percent equity interest by a nonaffiliated party and a three-percent equity interest by OES Ventures, a wholly owned subsidiary of OE. Full consolidation of the trust under FIN 46 would change the characterization of the PNBV trust investment to a lease obligation bond investment. Also, consolidation of the outside minority interest would be required, which would increase assets and liabilities by $12.0 million.

       SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

           In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments s entered into or modified after that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instrument May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003 (OE's third quarter of 2003) for all other financial instruments.

           OE did not enter into or modify any financial instruments within the scope of SFAS 150 during June 2003. Upon adoption of SFAS 150, effective July 1, 2003, OE expects to classify as debt the preferred stock of consolidated subsidiaries subject to mandatory redemptions with a carrying value of approximately $13.5 million as of June 30, 2003. Subsidiary preferred dividends on OE's Consolidated Statements of Income are currently included in net interest charges. Therefore, the application of SFAS 150 will not require the reclassification of such preferred dividends to net interest charges.

       DIG Implementation Issue No. C20 for SFAS 133, "Scope Exceptions:
       Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature"

           In June 2003, the FASB cleared DIG Issue C20 for implementation in fiscal quarters beginning after July 10, 2003 which would correspond to OE's fourth quarter of 2003. The issue supersedes earlier DIG Issue C11, "Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exception." DIG Issue C20 provides guidance regarding when the presence in a contract of a general index, such as the Consumer Price Index, would prevent that contract from qualifying for the normal purchases and normal sales (NPNS) exception under SFAS 133, as amended, and therefore exempt from the mark-to-market treatment of certain contracts. DIG Issue C20 is to be applied prospectively to all existing contracts as of its effective date and for all future transactions. If it is determined under DIG Issue C20 guidance that the NPNS exception was claimed for an existing contract that was not eligible for this exception, the contract will be recorded at fair value, with a corresponding adjustment of net income as the cumulative effect of a change in accounting principle in the fourth quarter of 2003. OE is currently assessing the new guidance and has not yet determined the impact on its financial statements.

       EITF Issue No. 01-08, "Determining whether an Arrangement Contains a
       Lease"

         In May 2003, the EITF reached a consensus regarding when arrangements contain a lease. Based on the EITF consensus, an arrangement contains a lease if
(1) it identifies specific property, plant or equipment (explicitly or implicitly), and (2) the arrangement transfers the right to the purchaser to control the use of the property, plant or equipment. The consensus will be applied prospectively to arrangements committed to, modified or acquired through a business combination, beginning in the third quarter of 2003. OE is currently assessing the new EITF consensus and has not yet determined the impact on its financial position or results of operations following adoption.

THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT NO. 2:

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               OHIO EDISON COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31,                                                 2002         2001         2000
--------------------------------                                                 ----         ----         ----
                                                                                RESTATED
                                                                             (SEE NOTE 1(M))
                                                                                         (IN THOUSANDS)
OPERATING REVENUES (NOTE 1J)............................................     $2,948,675   $3,056,464    $2,726,708
                                                                             ----------   ----------    ----------
OPERATING EXPENSES AND TAXES:
   Fuel and purchased power (Note 1J)...................................        986,737    1,096,317       418,790
   Nuclear operating costs..............................................        352,129      381,047       366,387
   Other operating costs (Note 1J)......................................        364,436      313,177       456,246
                                                                             ----------   ----------    ----------
     Total operation and maintenance expenses...........................      1,703,302    1,790,541     1,241,423
   Provision for depreciation and amortization..........................        385,520      424,920       578,679
   General taxes........................................................        177,021      153,506       225,849
   Income taxes.........................................................        229,001      220,678       198,436
                                                                             ----------   ----------    ----------
     Total operating expenses and taxes.................................      2,494,844    2,589,645     2,244,387
                                                                             ----------   ----------    ----------
OPERATING INCOME........................................................        453,831      466,819       482,321
OTHER INCOME (NOTE 1J)..................................................         42,859       68,681        55,976
                                                                             ----------   ----------    ----------
INCOME BEFORE NET INTEREST CHARGES......................................        496,690      535,500       538,297
                                                                             ----------   ----------    ----------
NET INTEREST CHARGES:
   Interest on long-term debt...........................................        119,123      150,632       165,409
   Allowance for borrowed funds used during
     construction and capitalized interest..............................         (3,639)      (2,602)       (9,523)
   Other interest expense...............................................         14,598       22,754        31,451
   Subsidiaries' preferred stock dividend requirements..................         10,449       14,504        14,504
                                                                             ----------   ----------    ----------
     Net interest charges...............................................        140,531      185,288       201,841
                                                                             ----------   ----------    ----------
NET INCOME..............................................................        356,159      350,212       336,456
PREFERRED STOCK DIVIDEND REQUIREMENTS...................................          6,510       10,702        11,124
                                                                             ----------   ----------    ----------
EARNINGS ON COMMON STOCK................................................     $  349,649   $  339,510    $  325,332
                                                                             ==========   ==========    ==========



The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               OHIO EDISON COMPANY

                           CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31,                                                                        2002             2001
------------------                                                                        ----             ----
                                                                                         RESTATED
                                                                                      (SEE NOTE 1(M))
                                                                                              (IN THOUSANDS)
                                        ASSETS
UTILITY PLANT:
   In service......................................................................    $4,989,056       $4,979,807
   Less-Accumulated provision for depreciation.....................................     2,552,007        2,461,972
                                                                                       ----------       ----------
                                                                                        2,437,049        2,517,835
                                                                                       ----------       ----------
   Construction work in progress-
     Electric plant................................................................       122,741           87,061
     Nuclear Fuel..................................................................        23,481           11,822
                                                                                       ----------       ----------
                                                                                          146,222           98,883
                                                                                       ----------       ----------
                                                                                        2,583,271        2,616,718
                                                                                       ----------       ----------
OTHER PROPERTY AND INVESTMENTS:
   PNBV Capital Trust (Note 2).....................................................       402,565          429,040
   Letter of credit collateralization (Note 2).....................................       277,763          277,763
   Nuclear plant decommissioning trusts............................................       293,190          277,337
   Long-term notes receivable from associated companies (Note 3B)..................       503,827          505,028
   Other (Note 1I).................................................................        74,220          303,409
                                                                                       ----------       ----------
                                                                                        1,551,565        1,792,577
                                                                                       ----------       ----------
CURRENT ASSETS:
   Cash and cash equivalents.......................................................        20,512            4,588
   Receivables-
     Customers (less accumulated provisions of $5,240,000 and $4,522,000,
       respectively, for uncollectible accounts)...................................       296,548          311,744
     Associated companies..........................................................       592,218          523,884
     Other (less accumulated provision of $1,000,000 for uncollectible
             accounts at both dates)...............................................        30,057           41,611
   Notes receivable from associated companies......................................       437,669          108,593
   Materials and supplies, at average cost-
     Owned.........................................................................        58,022           53,900
     Under consignment.............................................................        19,753           13,945
   Prepayments and other...........................................................        11,804           50,541
                                                                                       ----------       ----------
                                                                                        1,466,583        1,108,806
                                                                                       ----------       ----------
DEFERRED CHARGES:
   Regulatory assets...............................................................     2,005,554        2,234,227
   Property taxes..................................................................        59,035           58,244
   Unamortized sale and leaseback costs............................................        72,294           75,105
   Other...........................................................................        51,739           30,276
                                                                                       ----------       ----------
                                                                                        2,188,622        2,397,852
                                                                                       ----------       ----------
                                                                                       $7,790,041       $7,915,953
                                                                                       ==========       ==========
                           CAPITALIZATION AND LIABILITIES
CAPITALIZATION (See Consolidated Statements of Capitalization):
   Common stockholder's equity.....................................................    $2,839,255       $2,671,001
   Preferred stock not subject to mandatory redemption.............................        60,965          160,965
   Preferred stock of consolidated subsidiary-
     Not subject to mandatory redemption...........................................        39,105           39,105
     Subject to mandatory redemption...............................................        13,500           14,250
   Company obligated mandatorily redeemable preferred securities of
     subsidiary trust holding solely Company subordinated debentures...............            --          120,000
   Long-term debt..................................................................     1,219,347        1,614,996
                                                                                       ----------       ----------
                                                                                        4,172,172        4,620,317
                                                                                       ----------       ----------
CURRENT LIABILITIES:
   Currently payable long-term debt and preferred stock............................       563,267          576,962
   Short-term borrowings (Note 4)-
     Associated companies..........................................................       225,345           26,076
     Other.........................................................................       182,317          219,750
   Accounts payable-
     Associated companies..........................................................       145,981          110,784
     Other.........................................................................        18,015           19,819
   Accrued taxes...................................................................       466,064          258,831
   Accrued interest................................................................        28,209           33,053
   Other...........................................................................        74,562           63,140
                                                                                       ----------       ----------
                                                                                        1,703,760        1,308,415
                                                                                       ----------       ----------
DEFERRED CREDITS:
   Accumulated deferred income taxes...............................................     1,017,629        1,175,395
   Accumulated deferred investment tax credits.....................................        88,449           99,193
   Nuclear plant decommissioning costs.............................................       280,858          276,500
   Retirement benefits.............................................................       247,531          166,594
   Other...........................................................................       279,642          269,539
                                                                                       ----------       ----------
                                                                                        1,914,109        1,987,221
                                                                                       ----------       ----------
COMMITMENTS AND CONTINGENCIES
   (Notes 2 and 5).................................................................
                                                                                       ----------       ----------
                                                                                       $7,790,041       $7,915,953
                                                                                       ==========       ==========

The accompanying Notes to Consolidated Financial Statements are an integral part of these balance sheets.

                               OHIO EDISON COMPANY

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

AS OF DECEMBER 31,                                                                           2002            2001
------------------                                                                           ----            ----
                                                                                            RESTATED
                                                                                         (SEE NOTE 1(M))
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

COMMON STOCKHOLDER'S EQUITY:
   Common stock, without par value, authorized 175,000,000 shares-100 shares
       outstanding..................................................................      $ 2,098,729     $2,098,729
   Accumulated other comprehensive loss (Note 3G)...................................          (59,495)            --
   Retained earnings (Note 3A)......................................................          800,021        572,272
                                                                                          -----------     ----------
       Total common stockholder's equity............................................        2,839,255      2,671,001
                                                                                          -----------     ----------

                                                NUMBER OF SHARES         OPTIONAL
                                                  OUTSTANDING         REDEMPTION PRICE
                                               ------------------   --------------------
                                                2002      2001      PER SHARE  AGGREGATE
                                                ----      ----      ---------  ---------
PREFERRED STOCK (NOTE 3D):
Cumulative, $100 par value-
Authorized 6,000,000 shares
   Not Subject to Mandatory Redemption:
     3.90%................................     152,510    152,510     $103.63   $ 15,804       15,251         15,251
     4.40%................................     176,280    176,280      108.00     19,038       17,628         17,628
     4.44%................................     136,560    136,560      103.50     14,134       13,656         13,656
     4.56%................................     144,300    144,300      103.38     14,917       14,430         14,430
                                               -------  ---------               --------  -----------     ----------
                                               609,650    609,650                 63,893       60,965         60,965
                                               -------  ---------               --------  -----------     ----------
Cumulative, $25 par value-
Authorized 8,000,000 shares
   Not Subject to Mandatory Redemption:
     7.75%................................          --  4,000,000          --         --           --        100,000
                                               -------  ---------               --------  -----------     ---------
       Total Not Subject to
         Mandatory Redemption.............     609,650  4,609,650               $ 63,893       60,965        160,965
                                               =======  =========               ========  -----------     ----------
PREFERRED STOCK OF CONSOLIDATED

SUBSIDIARY (NOTE 3D):
PENNSYLVANIA POWER COMPANY-
Cumulative, $100 par value-
Authorized 1,200,000 shares

   Not Subject to Mandatory Redemption:
     4.24%................................      40,000     40,000     $103.13   $  4,125        4,000          4,000
     4.25%................................      41,049     41,049      105.00      4,310        4,105          4,105
     4.64%................................      60,000     60,000      102.98      6,179        6,000          6,000
     7.75%................................     250,000    250,000          --         --       25,000         25,000
                                               -------  ---------               --------  -----------     ----------
       Total Not Subject to Mandatory
         Redemption.......................     391,049    391,049               $ 14,614       39,105         39,105
                                               =======  =========               ========  -----------     ----------
   Subject to Mandatory Redemption (Note 3E):
     7.625%...............................     142,500    150,000      103.81   $ 14,793       14,250         15,000
     Redemption Within One Year...........                                                       (750)          (750)
                                               -------  ---------          --   --------  -----------     ----------
       Total Subject to Mandatory Redemption   142,500    150,000               $ 14,793       13,500         14,250
                                               =======  =========               ========  -----------     ----------

COMPANY OBLIGATED MANDATORILY REDEEMABLE
PREFERRED SECURITIES OF SUBSIDIARY TRUST
HOLDING SOLELY COMPANY SUBORDINATED
DEBENTURES:

Cumulative, $25 par value-
Authorized 4,800,000 shares
   Subject to Mandatory Redemption:
     9.00%................................          --  4,800,000          --   $     --           --        120,000
                                               =======  =========               ========  -----------     ----------

                               OHIO EDISON COMPANY

AS OF DECEMBER 31,                    2002       2001                                  2002       2001        2002         2001
------------------                    ----       ----                                  ----       ----        ----         ----
                                                                                                            RESTATED
                                                                                                         (SEE NOTE 1(M)
                                                              (IN THOUSANDS)
LONG-TERM DEBT (NOTE 3F):
FIRST MORTGAGE BONDS:
   OHIO EDISON COMPANY-                                 PENNSYLVANIA POWER COMPANY-
     7.375% due 2002...............       --   120,000     9.740% due 2003-2019.       16,591      17,565
     7.500% due 2002...............       --    34,265     7.500% due 2003......       40,000      40,000
     8.250% due 2002...............       --   125,000     6.375% due 2004......       20,500      20,500
     8.625% due 2003...............  150,000   150,000     6.625% due 2004......       14,000      14,000
     6.875% due 2005...............   80,000    80,000     8,500% due 2022......       27,250      27,250
     8.750% due 2022...............   50,960    50,960     7.625% due 2023......        6,500       6,500
                                                                                      -------  ----------
     7.625% due 2023...............   75,000    75,000
     7.875% due 2023...............   93,500    93,500
                                     -------   -------

Total first mortgage bonds.........  449,460   728,725                                124,841     125,815     574,301      854,540
                                     -------   -------                                -------  ----------  ----------   ----------
SECURED NOTES:
   OHIO EDISON COMPANY-                                 PENNSYLVANIA POWER COMPANY-
     7.930% due 2002...............       --     2,360     5.400% due 2013......        1,000       1,000
     7.680% due 2005...............  162,504   200,000     5.400% due 2017......       10,600      10,600
    *1.300% due 2015...............   19,000    19,000    *1.350% due 2017......       17,925      17,925
     6.750% due 2015...............   40,000    40,000     5.900% due 2018......       16,800      16,800
     7.050% due 2020...............   60,000    60,000    *1.350% due 2021......       14,482      14,482
    *1.350% due 2021...............      443       443     6.150% due 2023......       12,700      12,700
     5.375% due 2028...............   13,522    13,522    *1.600% due 2027......       10,300      10,300
     5.625% due 2029...............   50,000    50,000     6.450% due 2027......           --      14,500
     5.950% due 2029...............   56,212    56,212     5.375% due 2028......        1,734       1,734
    *1.300% due 2030...............   60,400    60,400     5.450% due 2028......        6,950       6,950
    *1.350% due 2031...............   69,500    69,500     6.000% due 2028......       14,250      14,250
    *1.350% due 2033...............   57,100    57,100     5.950% due 2029......          238         238
                                                                                      -------  ----------
     5.450% due 2033...............   14,800    14,800
     Limited Partnerships-.........
     7.41% weighted average........
       interest rate due 2003-2010.   29,513    35,015
                                     -------   -------
                                     632,994   678,352                                106,979     121,479     739,973      799,831
                                     -------   -------                                -------  ----------  ----------   ----------
   OES FUEL-
     2.72% weighted average interest
       as of December 31, 2001......                                                                               --       81,515
                                                                                                           ----------   ----------
Total secured notes.................                                                                          739,973      881,346
                                                                                                           ----------   ----------

UNSECURED NOTES:

   OHIO EDISON COMPANY-                                 PENNSYLVANIA POWER COMPANY-
    *1.500% due 2014...............   50,000    50,000    *5.900% due 2033......        5,200       5,200
    *4.850% due 2015...............   50,000    50,000    *3.850% due 2029......       14,500          --
                                                                                      -------  ----------
    *5.800% due 2016...............   47,725    47,725
    *1.750% due 2018...............   33,000    33,000
    *1.750% due 2018...............   23,000    23,000
    *1.600% due 2023...............   50,000    50,000
    *4.300% due 2033...............   50,000    50,000
    *4.650% due 2033...............  108,000   108,000
    *4.400% due 2033...............   30,000    30,000
                                     -------   -------

Total unsecured notes..............  441,725   441,725                                 19,700       5,200     461,425      446,925
                                     -------   -------                                -------  ----------  ----------   ----------
Capital lease obligations (Note 2).                                                                             8,249       10,718
                                                                                                           ----------   ----------
Net unamortized discount on debt...                                                                            (2,084)      (2,321)
                                                                                                           ----------   ----------
Long-term debt due within one year.                                                                          (562,517)    (576,212)
                                                                                                           ----------   ----------
Total long-term debt...............                                                                         1,219,347    1,614,996
                                                                                                           ----------   ----------
TOTAL CAPITALIZATION...............                                                                        $4,172,172   $4,620,317
                                                                                                           ==========   ==========


* Denotes variable rate issue with December 31, 2002 interest rate shown.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               OHIO EDISON COMPANY

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY

                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                        COMPREHENSIVE    NUMBER        CARRYING      COMPREHENSIVE     RETAINED
                                                           INCOME       OF SHARES       VALUE        INCOME (LOSS)     EARNINGS
                                                           ------       ---------       -----        -------------     --------
                                                          RESTATED                                     RESTATED        RESTATED
                                                       (SEE NOTE 1(M))                                              (SEE NOTE 1(M))
                                                                                 (DOLLARS IN THOUSANDS)
Balance, January 1, 2000............................                        100       $2,098,729       $    --        $  525,731
   Net income.......................................      $336,456                                                       336,456
                                                          ========
   Cash dividends on preferred stock................                                                                     (11,124)
   Cash dividends on common stock...................                                                                    (392,800)
                                                          --------      -------       ----------       -------        ----------
Balance, December 31, 2000..........................                        100        2,098,729            --           458,263
   Net income.......................................      $350,212                                                       350,212
                                                          ========
   Cash dividends on preferred stock................                                                                     (10,703)
   Cash dividends on common stock...................                                                                    (225,500)
                                                          --------      -------       ----------       -------        ----------
Balance, December 31, 2001..........................                        100        2,098,729            --           572,272
   Net income.......................................      $356,159                                                       356,159
   Minimum liability for unfunded retirement
      benefits, net of $(45,525,000) of income taxes       (64,585)                                    (64,585)
   Unrealized gain on investments, net of
      $3,582,000 of income taxes....................         5,090                                       5,090
                                                          --------
   Comprehensive income.............................      $296,664
                                                          ========
   Cash dividends on preferred stock................                                                                      (6,510)
   Cash dividends on common stock...................                                                                    (121,900)
                                                          --------      -------       ----------       -------        ----------
Balance, December 31, 2002..........................                        100       $2,098,729      $(59,495)         $800,021
                                                          ========      =======       ==========       =======        ==========

                   CONSOLIDATED STATEMENTS OF PREFERRED STOCK

                                      NOT SUBJECT TO                      SUBJECT TO
                                   MANDATORY REDEMPTION              MANDATORY REDEMPTION
                                   --------------------              --------------------
                                 NUMBER            PAR              NUMBER             PAR
                                OF SHARES         VALUE            OF SHARES          VALUE
                                ---------         -----            ---------          -----
                                                    (DOLLARS IN THOUSANDS)
Balance, January 1, 2000 .....  5,000,699      $   200,070         5,050,000       $   145,000
   Redemptions-
     8.45% Series ............                                       (50,000)           (5,000)
                                ---------      -----------         ---------       -----------
Balance, December 31, 2000 ...  5,000,699          200,070         5,000,000           140,000
   Redemptions-
     8.45% Series ............                                       (50,000)           (5,000)
                                ---------      -----------         ---------       -----------
Balance, December 31, 2001 ...  5,000,699          200,070         4,950,000           135,000
   Redemptions -
     7.75% Series ............ (4,000,000)        (100,000)
     9.00% Series ............                                    (4,800,000)         (120,000)
     7.625% Series ...........                                        (7,500)             (750)
                                ---------      -----------         ---------       -----------
Balance, December 31, 2002 ...  1,000,699      $   100,070           142,500       $    14,250
                                =========      ===========           =======       ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               OHIO EDISON COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,                                       2002              2001              2000
--------------------------------                                       ----              ----              ----
                                                                     RESTATED
                                                                  (SEE NOTE 1(M))
                                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ....................................................     $   356,159       $   350,212       $   336,456
Adjustments to reconcile net income to net
   cash from operating activities:
      Provision for depreciation and amortization .............         385,520           424,920           578,679
      Nuclear fuel and lease amortization .....................          47,597            45,417            52,232
      Deferred income taxes, net ..............................         (61,987)          (63,945)         (110,038)
      Investment tax credits, net .............................         (13,732)          (13,346)          (25,035)
      Receivables .............................................         (41,584)          (61,246)         (279,575)
      Materials and supplies ..................................          (9,930)           64,177            (7,625)
      Accounts payable ........................................         182,229           (53,588)           70,089
      Other (Note 7) ..........................................         212,929           (24,912)            8,753
                                                                    -----------       -----------       -----------
        Net cash provided from operating activities ...........       1,057,201           667,689           623,936
                                                                    -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing-

   Long-term debt .............................................          14,500           111,584           207,283
   Short-term borrowings, net .................................         161,836                --                --
Redemptions and Repayments-
   Preferred stock ............................................        (220,750)           (5,000)           (5,000)
   Long-term debt .............................................        (425,742)         (233,158)         (485,178)
   Short-term borrowings, net .................................              --           (69,606)          (42,864)
Dividend Payments-
   Common stock ...............................................        (121,900)         (225,500)         (392,800)
   Preferred stock ............................................          (6,510)          (10,703)          (11,124)
                                                                    -----------       -----------       -----------
        Net cash used for financing activities ................        (598,566)         (432,383)         (729,683)
                                                                    -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Property additions ............................................        (148,967)         (145,427)         (279,508)
Loans to associated companies .................................        (328,989)         (262,076)         (206,901)
Loan payments from associated companies .......................           1,113             1,032                --
Sale of assets to associated companies ........................              --           154,596           531,633
Other (Note 7) ................................................          34,132             2,888            (8,383)
                                                                    -----------       -----------       -----------
        Net cash provided from (used for) investing activities         (442,711)         (248,987)           36,841
                                                                    -----------       -----------       -----------
Net increase (decrease) in cash and cash equivalents ..........          15,924           (13,681)          (68,906)
Cash and cash equivalents at beginning of year ................           4,588            18,269            87,175
                                                                    -----------       -----------       -----------
Cash and cash equivalents at end of year ......................     $    20,512       $     4,588       $    18,269
                                                                    ===========       ===========       ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash Paid During the Year-

      Interest (net of amounts capitalized) ...................     $   118,535       $   180,263       $   183,117
                                                                    ===========       ===========       ===========
      Income taxes ............................................     $   126,558       $   240,882       $   305,644
                                                                    ===========       ===========       ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                               OHIO EDISON COMPANY

                        CONSOLIDATED STATEMENTS OF TAXES

FOR THE YEARS ENDED DECEMBER 31,                                 2002               2001             2000
--------------------------------                                 ----               ----             ----
                                                               RESTATED
                                                            (SEE NOTE 1(M))
                                                                              (IN THOUSANDS)
GENERAL TAXES:
Real and personal property ..............................     $    65,709       $    45,132       $   103,741
State gross receipts* ...................................          18,516            45,271           104,851
Ohio kilowatt-hour excise* ..............................          85,762            55,795                --
Social security and unemployment ........................           5,438             4,159            11,964
Other ...................................................           1,596             3,149             5,293
                                                              -----------       -----------       -----------
      Total general taxes ...............................     $   177,021       $   153,506       $   225,849
                                                              ===========       ===========       ===========

PROVISION FOR INCOME TAXES:
Currently payable-
   Federal ..............................................     $   280,587       $   265,305       $   329,616
   State ................................................          55,796            51,121            18,037
                                                              -----------       -----------       -----------
                                                                  336,383           316,426           347,653
                                                              -----------       -----------       -----------

Deferred, net-
   Federal ..............................................         (44,552)          (56,105)         (102,692)
   State ................................................         (22,184)           (7,840)           (7,346)
                                                              -----------       -----------       -----------
                                                                  (66,736)          (63,945)         (110,038)
                                                              -----------       -----------       -----------
Investment tax credit amortization ......................         (13,732)          (13,346)          (25,035)
                                                              -----------       -----------       -----------
      Total provision for income taxes ..................     $   255,915       $   239,135       $   212,580
                                                              ===========       ===========       ===========

INCOME STATEMENT CLASSIFICATION
OF PROVISION FOR INCOME TAXES:
Operating income ........................................     $   229,001       $   220,678       $   198,436
Other income ............................................          26,914            18,457            14,144
                                                              -----------       -----------       -----------
      Total provision for income taxes ..................     $   255,915       $   239,135       $   212,580
                                                              ===========       ===========       ===========

RECONCILIATION OF FEDERAL INCOME TAX EXPENSE AT
STATUTORY RATE TO TOTAL PROVISION FOR INCOME TAXES:
Book income before provision for income taxes ...........     $   612,074       $   589,347       $   549,036
                                                              ===========       ===========       ===========
Federal income tax expense at statutory rate ............     $   214,225       $   206,271       $   192,163
Increases (reductions) in taxes resulting from-
   Amortization of investment tax credits ...............         (13,732)          (13,346)          (25,035)
   State income taxes, net of federal income tax benefit           21,848            28,133             6,949
   Amortization of tax regulatory assets ................          30,659            32,020            39,746
   Other, net ...........................................           2,915           (13,943)           (1,243)
                                                              -----------       -----------       -----------
      Total provision for income taxes ..................     $   255,915       $   239,135       $   212,580
                                                              ===========       ===========       ===========


ACCUMULATED DEFERRED INCOME TAXES AT DECEMBER 31:

Property basis differences ..............................     $   397,930       $   374,138       $   377,521
Allowance for equity funds used during construction .....          34,407            36,587            62,604
Competitive transition charge ...........................         527,502           675,652           755,607
Customer receivables for future income taxes ............          49,486            54,600            68,624
Deferred sale and leaseback costs .......................         (71,830)          (77,099)          (30,151)
Unamortized investment tax credits ......................         (33,421)          (38,680)          (39,369)
Deferred gain for asset sale to affiliated company ......          70,812            85,311            73,312
Other comprehensive income ..............................         (41,570)               --                --
Other (Note 7) ..........................................          84,313            64,886            30,697
                                                              -----------       -----------       -----------
      Net deferred income tax liability .................     $ 1,017,629       $ 1,175,395       $ 1,298,845
                                                              ===========       ===========       ===========

* Collected from customers through regulated rates and included in revenue on the Consolidated Statements of Income.

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

            The consolidated financial statements include Ohio Edison Company (Company) and its wholly owned subsidiaries. Pennsylvania Power Company (Penn) is the Company's principal operating subsidiary. All significant intercompany transactions have been eliminated. The Company is a wholly owned subsidiary of FirstEnergy Corp. FirstEnergy holds directly all of the issued and outstanding common shares of its principal electric utility operating subsidiaries, including, the Company and The Cleveland Electric Illuminating Company (CEI), The Toledo Edison Company (TE), American Transmission Systems, Inc. (ATSI), Jersey Central Power & Light Company (JCP&L), Metropolitan Edison Company (Met-Ed) and Pennsylvania Electric Company (Penelec). JCP&L, Met-Ed and Penelec were formerly wholly owned subsidiaries of GPU, Inc. which merged with FirstEnergy on November 7, 2001.

            The Company and Penn (Companies) follow the accounting policies and practices prescribed by the Securities and Exchange Commission (SEC), the Public Utilities Commission of Ohio (PUCO), the Pennsylvania Public Utility Commission
(PPUC) and the Federal Energy Regulatory Commission (FERC). The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

      (A) CONSOLIDATION-

            The Company consolidates all majority-owned subsidiaries, after eliminating the effects of intercompany transactions. Non-majority owned investments, including investments in limited liability companies, partnerships and joint ventures, are accounted for under the equity method when the Company is able to influence their financial or operating policies. Investments in corporations resulting in voting control of 20% or more are presumed to be equity method investments. Limited partnerships are evaluated in accordance with SEC Staff D-46, "Accounting for Limited Partnership Investments" and American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 78-9, "Accounting for Investments in Real Estate Ventures," which specify a 3 to 5 percent threshold for the presumption of influence. For all remaining investments (excluding those within the scope of Statement of Financial Accounting Standards (SFAS) 115, the Company applies the cost method.

      (B) REVENUES-

            The Companies' principal business is providing electric service to customers in central and northeastern Ohio and western Pennsylvania. The Companies' retail customers are metered on a cycle basis. Revenue is recognized for unbilled electric service through the end of the year.

            Receivables from customers include sales to residential, commercial and industrial customers located in the Companies' service area and sales to wholesale customers. There was no material concentration of receivables at December 31, 2002 or 2001, with respect to any particular segment of the Companies' customers.

      (C) REGULATORY PLANS-

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

            In July 2000, the PUCO approved FirstEnergy's transition plan for the Company, CEI and TE as modified by a settlement agreement with major parties to the transition plan. The application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation" to the Company's generation business discontinued with the issuance of the PUCO transition plan order, as described further below. Major provisions of the settlement agreement consisted of approval of recovery of the Company's generation-related transition costs as filed of $1.6 billion net of deferred income taxes and transition costs related to regulatory assets as filed of $1.0 billion net of deferred income taxes with recovery through no later than 2006 for the Company except where a longer period of recovery is provided for in the settlement agreement. The generation-related transition costs include $1.0 billion, net of deferred income taxes of impaired generating assets recognized as regulatory assets as described further below and $1.2 billion, net of deferred income taxes of above market operating lease costs.

            Also as part of the settlement agreement, FirstEnergy is giving preferred access over its subsidiaries to nonaffiliated marketers, brokers and aggregators to 560 megawatts (MW) of generation capacity through 2005 at established prices for sales to the Company's retail customers. Customer prices are frozen through the five-year market development period except for certain limited statutory exceptions, including the 5% reduction referred to above. In February 2003, the Company was authorized increases in annual revenues aggregating approximately $41 million to recover its higher tax costs resulting from the Ohio deregulation legislation.

            The Company's customers choosing alternative suppliers receive an additional incentive applied to the shopping credit (generation component) of 45% for residential customers, 30% for commercial customers and 15% for industrial customers. The amount of the incentive is deferred for future recovery from customers - recovery will be accomplished by extending the transition cost recovery period. If the customer shopping goals established in the agreement had not been achieved by the end of 2005, the transition cost recovery period could have been shortened for the Company to reduce recovery by as much as $250 million. The Company achieved its required 20% customer shopping goals in 2002. Accordingly, the Company believes that there will be no regulatory action reducing the recoverable transition costs.

            Pennsylvania enacted its electric utility competition law in 1996 with the phase-in of customer choice for generation suppliers completed as of January 1, 2001. In 1998, the PPUC authorized a rate restructuring plan for Penn, which essentially resulted in the deregulation of Penn's generation business.

            The application of SFAS 71 has been discontinued with respect to the Companies' generation operations. The SEC issued interpretive guidance regarding asset impairment measurement concluding that any supplemental regulated cash flows such as a competitive transition charge (CTC) should be excluded from the cash flows of assets in a portion of the business not subject to regulatory accounting practices. If those assets are impaired, a regulatory asset should be established if the costs are recoverable through regulatory cash flows. Consistent with the SEC guidance, $1.2 billion of impaired plant investments were recognized by the Company as regulatory assets recoverable as transition costs through future regulatory cash flows and $227 million were recognized for Penn related to its 1998 impairment of its nuclear generating unit investments to be recovered through a CTC over a seven-year transition period.

            Net assets included in utility plant relating to the operations for which the application of SFAS 71 was discontinued, compared to the respective company's total assets as of December 31, 2002 were $947 million and $7.16 billion, respectively, for the Company and $82 million and $908 million, respectively, for Penn.

      (D) UTILITY PLANT AND DEPRECIATION-

            Utility plant reflects the original cost of construction (except for the Companies' nuclear generating units which were adjusted to fair value including payroll and related costs such as taxes, employee benefits, administrative and general costs, and interest costs. The Companies' accounting policy for planned major maintenance projects is to expense costs and recognize liabilities as they are incurred.

            The Companies provide for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The annual composite rate for the Company's electric plant was approximately 2.7% in 2002 and 2001, and 2.8% in 2000. The annual composite rate for Penn's electric plant was approximately 2.9% in 2002 and 2001, and 2.6% in 2000.

            Annual depreciation expense in 2002 included approximately $31.5 million for future decommissioning costs applicable to the Companies' ownership and leasehold interests in three nuclear generating units (Beaver Valley Units 1 and 2 and Perry Unit 1). The Companies' share of the future obligation to decommission these units is approximately $874 million in current dollars and (using a 4.0% escalation rate) approximately $1.9 billion in future dollars. The estimated obligation and the escalation rate were developed based on site specific studies. Payments for decommissioning are expected to begin in 2016, when actual decommissioning work is expected to begin. The Companies have recovered approximately $160 million for decommissioning through their electric rates from customers through December 31, 2002. The Companies have also recognized an estimated liability of approximately $10.5 million related to decontamination and decommissioning of nuclear enrichment facilities operated by the United States Department of Energy, as required by the Energy Policy Act of 1992.

             In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS 143, "Accounting for Asset Retirement Obligations". The new statement provides accounting standards for retirement obligations associated with tangible long-lived assets, with adoption required by January 1, 2003. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Over time the capitalized costs are depreciated and the present value of the asset retirement liability increases, resulting in a period expense. However, rate-regulated entities may recognize a regulatory asset or liability if the criteria for such treatment are met. Upon retirement, a gain or loss would be recorded if the cost to settle the retirement obligation differs from the carrying amount.

            The Companies have identified applicable legal obligations as defined under the new standard, principally for nuclear power plant decommissioning. Upon adoption of SFAS 143, asset retirement costs of $134 million were recorded as part of the carrying amount of the related long-lived asset, offset by accumulated depreciation of $25 million. Due to the increased carrying amount, the related long-lived assets were tested for impairment in accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets". No impairment was indicated.

            The asset retirement liability at the date of adoption was $298 million. As of December 31, 2002, the Companies have recorded decommissioning liabilities of $281 million. The change in the estimated liabilities resulted from changes in methodology and various assumptions, including changes in the projected dates for decommissioning.

            Management expects that the ultimate nuclear decommissioning costs for Penn will be tracked and recovered through its regulated rates. Therefore, Penn recognized a regulatory liability of $69 million upon adoption of SFAS 143 for the transition amounts related to establishing the asset retirement obligations for nuclear decommissioning. The remaining cumulative effect adjustment to recognize the undepreciated asset retirement cost and the asset retirement liability offset by the reversal of the previously recorded decommissioning liabilities was a $23 million increase to income ($14 million net of tax).

      (E) COMMON OWNERSHIP OF GENERATING FACILITIES-

            The Companies, together with CEI and TE, own and/or lease, as tenants in common, various power generating facilities. Each of the companies is obligated to pay a share of the costs associated with any jointly owned facility in the same proportion as its interest. The Companies' portions of operating expenses associated with jointly owned facilities are included in the corresponding operating expenses on the Consolidated Statements of Income. The amounts reflected on the Consolidated Balance Sheet under utility plant at December 31, 2002 include the following:

                                                                      COMPANIES'
                          UTILITY      ACCUMULATED    CONSTRUCTION    OWNERSHIP/
                           PLANT      PROVISION FOR     WORK IN       LEASEHOLD
GENERATING UNITS         IN SERVICE    DEPRECIATION    PROGRESS        INTEREST
----------------         ----------    ------------    --------        --------
                                              (IN MILLIONS)
W. H. Sammis #7 ......   $   336.1      $   165.3      $      --          68.80%
Bruce Mansfield #1,
   #2 and #3 .........       987.6          534.1            3.4          67.18%
Beaver Valley
   #1 and #2 .........        64.8           14.8           67.7          77.81%
Perry ................       324.9          302.4            6.4          35.24%
                         ---------      ---------      ---------      ---------
   Total .............   $ 1,713.4      $ 1,016.6      $    77.5
                         =========      =========      =========      =========

      (F) NUCLEAR FUEL-

            Nuclear fuel is recorded at original cost, which includes material, enrichment, fabrication and interest costs incurred prior to reactor load. The Companies amortize the cost of nuclear fuel based on the rate of consumption.

      (G) STOCK-BASED COMPENSATION-

            FirstEnergy applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its stock-based compensation plans (see Note 3c). No material stock-based employee compensation expense is reflected in net income as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date resulting in substantially no intrinsic value.

            If FirstEnergy had accounted for employee stock options under the fair value method, a higher value would have been assigned to the options granted. The weighted average assumptions used in valuing the options and their resulting estimated fair values would be as follows:

                                      2002           2001           2000
                                      ----           ----           ----
Valuation assumptions:
  Expected option term (years) ..        8.1            8.3            7.6
  Expected volatility ...........      23.31%         23.45%         21.77%
  Expected dividend yield .......       4.36%          5.00%          6.68%
  Risk-free interest rate .......       4.60%          4.67%          5.28%
Fair value per option ...........   $   6.45       $   4.97       $   2.86
                                    --------       --------       --------

            The effects of applying fair value accounting to the Companies' stock options would not materially effect net income.

      (H) INCOME TAXES-

            Details of the total provision for income taxes are shown on the Consolidated Statements of Taxes. Deferred income taxes result from timing differences in the recognition of revenues and expenses for tax and accounting purposes. Investment tax credits, which were deferred when utilized, are being amortized over the recovery period of the related property. The liability method is used to account for deferred income taxes. Deferred income tax liabilities related to tax and accounting basis differences are recognized at the statutory income tax rates in effect when the liabilities are expected to be paid. The Companies are included in FirstEnergy's consolidated federal income tax return. The consolidated tax liability is allocated on a "stand-alone" company basis, with the Companies recognizing any tax losses or credits they contributed to the consolidated return.

      (I) RETIREMENT BENEFITS-

            FirstEnergy's trusteed, noncontributory defined benefit pension plan covers almost all of the Companies' full-time employees. Upon retirement, employees receive a monthly pension based on length of service and compensation. On December 31, 2001, the GPU pension plans were merged with the FirstEnergy plan. The Companies use the projected unit credit method for funding purposes and were not required to make pension contributions during the three years ended December 31, 2002. The assets of the FirstEnergy pension plan consist primarily of common stocks, United States government bonds and corporate bonds.

            The Companies provide a minimum amount of noncontributory life insurance to retired employees in addition to optional contributory insurance. Health care benefits, which include certain employee contributions, deductibles and copayments, are also available to retired employees, their dependents and, under certain circumstances, their survivors. The Companies pay insurance premiums to cover a portion of these benefits in excess of set limits; all amounts up to the limits are paid by the Companies. The Companies recognize the expected cost of providing other postretirement benefits to employees and their beneficiaries and covered dependents from the time employees are hired until they become eligible to receive those benefits.

            As a result of the reduced market value of FirstEnergy's pension plan assets, FirstEnergy was required to recognize an additional minimum liability as prescribed by SFAS 87 and SFAS 132, "Employers' Disclosures about Pension and Postretirement Benefits," as of December 31, 2002. FirstEnergy's accumulated benefit obligation of $3.438 billion exceeded the fair value of plan assets ($2.889 billion) resulting in a minimum pension liability of $548.6 million. FirstEnergy eliminated its prepaid pension asset of $286.9 million (Companies - $57.2 million) and established a minimum liability of $548.6 million (Companies - $76.1 million), recording an intangible asset of $78.5 million (Companies - $23.2 million) and reducing OCI by $444.2 million (Companies - $64.6 million) (recording a related deferred tax asset of $312.8 million (Companies - $45.5 million)). The charge to OCI will reverse in future periods to the extent the fair value of trust assets exceed the accumulated benefit obligation. The amount of pension liability recorded as of December 31, 2002, increased due to the lower discount rate and asset returns assumed as of December 31, 2002.

             The following sets forth the funded status of the plans and amounts recognized on FirstEnergy's Consolidated Balance Sheets as of December 31:

                                                                                            OTHER
                                                      PENSION BENEFITS              POSTRETIREMENT BENEFITS
                                                      ----------------              -----------------------
                                                   2002             2001             2002             2001
                                                   ----             ----             ----             ----
                                                                        (IN MILLIONS)
Change in benefit obligation:
Benefit obligation as of January 1 ...........   $ 3,547.9        $ 1,506.1        $ 1,581.6        $   752.0
Service cost .................................        58.8             34.9             28.5             18.3
Interest cost ................................       249.3            133.3            113.6             64.4
Plan amendments ..............................          --              3.6           (121.1)              --
Actuarial loss ...............................       268.0            123.1            440.4             73.3
Voluntary early retirement program ...........          --               --               --              2.3
GPU acquisition ..............................       (11.8)         1,878.3            110.0            716.9
Benefits paid ................................      (245.8)          (131.4)           (83.0)           (45.6)
                                                 ---------        ---------        ---------        ---------
Benefit obligation as of December 31 .........     3,866.4          3,547.9          2,070.0          1,581.6
                                                 ---------        ---------        ---------        ---------
Change in fair value of plan assets:
Fair value of plan assets as of January 1 ....     3,483.7          1,706.0            535.0             23.0
Actual return on plan assets .................      (348.9)             8.1            (57.1)            12.7
Company contribution .........................          --               --             37.9             43.3
GPU acquisition ..............................          --          1,901.0               --            462.0
Benefits paid ................................      (245.8)          (131.4)           (42.5)            (6.0)
                                                 ---------        ---------        ---------        ---------
Fair value of plan assets as of December 31 ..     2,889.0          3,483.7            473.3            535.0
                                                 ---------        ---------        ---------        ---------
Funded status of plan ........................      (977.4)           (64.2)        (1,596.7)        (1,046.6)
Unrecognized actuarial loss ..................     1,185.8            222.8            751.6            212.8
Unrecognized prior service cost ..............        78.5             87.9           (106.8)            17.7
Unrecognized net transition obligation .......          --               --             92.4            101.6
                                                 ---------        ---------        ---------        ---------
Net amount recognized ........................   $   286.9        $   246.5        $  (859.5)       $  (714.5)
                                                 =========        =========        =========        =========
Amounts recognized on the Consolidated
  Balance Sheets consist of:
Prepaid (accrued) benefit cost ...............   $  (548.6)       $   246.5        $  (859.5)       $  (714.5)
Intangible asset .............................        78.5               --               --               --
Accumulated other comprehensive loss .........       757.0               --               --               --
                                                 ---------        ---------        ---------        ---------
Net amount recognized ........................   $   286.9        $   246.5        $  (859.5)       $  (714.5)
                                                 =========        =========        =========        =========
Companies' share of net amount
  recognized .................................   $    57.2        $   210.7        $  (171.0)       $  (165.8)
                                                 =========        =========        =========        =========
Assumptions used as of December 31:
Discount rate ................................        6.75%            7.25%            6.75%            7.25%
Expected long-term return on plan assets .....        9.00%           10.25%            9.00%           10.25%
Rate of compensation increase ................        3.50%            4.00%            3.50%            4.00%

            FirstEnergy's net pension and other postretirement benefit costs for the three years ended December 31, 2002 were computed as follows:

                                                                                                           OTHER
                                                             PENSION BENEFITS                      POSTRETIREMENT BENEFITS
                                                             ----------------                      -----------------------
                                                     2002          2001          2000          2002          2001          2000
                                                     ----          ----          ----          ----          ----          ----
                                                                                   (IN MILLIONS)
Service cost ...................................   $   58.8      $   34.9      $   27.4      $   28.5      $   18.3      $   11.3
Interest cost ..................................      249.3         133.3         104.8         113.6          64.4          45.7
Expected return on plan assets .................     (346.1)       (204.8)       (181.0)        (51.7)         (9.9)         (0.5)
Amortization of transition obligation (asset) ..         --          (2.1)         (7.9)          9.2           9.2           9.2
Amortization of prior service cost .............        9.3           8.8           5.7           3.2           3.2           3.2
Recognized net actuarial loss (gain) ...........         --            --          (9.1)         11.2           4.9            --
Voluntary early retirement program .............         --           6.1          17.2            --           2.3            --
                                                   --------      --------      --------      --------      --------      --------
Net periodic benefit cost (income) .............   $  (28.7)     $  (23.8)     $  (42.9)     $  114.0      $   92.4      $   68.9
                                                   ========      ========      ========      ========      ========      ========
Companies' share of net benefit cost ...........   $    2.5      $   (3.2)     $  (19.1)     $   14.8      $   15.7      $   24.7
                                                   --------      --------      --------      --------      --------      --------

            The composite health care cost trend rate assumption is approximately 10%-12% in 2003, 9% in 2004 and 8% in 2005, decreasing to 5% in later years. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plan. An increase in the health care cost trend rate assumption by one percentage point would increase the total service and interest cost components by $20.7 million and the postretirement benefit obligation by $232.2 million. A decrease in the same assumption by one percentage point would decrease the total service and interest cost components by $16.7 million and the postretirement benefit obligation by $204.3 million.

      (J) TRANSACTIONS WITH AFFILIATED COMPANIES-

            Operating revenues, operating expenses and other income include transactions with affiliated companies, primarily CEI, TE, ATSI, FirstEnergy Solutions Corp. (FES) and FirstEnergy Service Company (FECO). The Ohio transition plan, as discussed in the "Regulatory Plans" section, resulted in the corporate separation of FirstEnergy's regulated and unregulated operations in 2001. Unregulated operations under FES now operate the generation businesses of the Companies, CEI and TE. As a result, the Companies entered into power supply agreements (PSA) whereby FES purchases all of the Companies' nuclear generation and the Companies purchase their power from FES to meet their "provider of last resort" obligations. The primary affiliated companies transactions, including the effects of the PSA beginning in 2001, the sale and leaseback of the Companies' transmission assets to ATSI in September 2000 and FECO's providing support services at cost, are as follows:

                                     2002         2001         2000
                                     ----         ----         ----
                                              (IN MILLIONS)
OPERATING REVENUES:
PSA revenues with FES              $  328.9     $  355.9     $     --
Generating units rent with FES        178.4        178.8           --
Electric sales to CEI                    --           --         53.4
Electric sales to TE                     --           --         15.9
Ground lease with ATSI                 11.9         11.9          8.8

OPERATING EXPENSES:
Purchased power under PSA             911.6      1,025.9           --
Transmission expense                   85.3         61.0         32.4
FirstEnergy support services          141.4        146.8        119.0

OTHER INCOME:
Interest income from ATSI              15.9         16.0          5.4
Interest income from FES               12.1         12.1           --
                                   --------     --------     --------

            FirstEnergy does not bill directly or allocate any of its costs to any subsidiary company. Costs are allocated to the Company from its affiliates, GPU Service, Inc. and FirstEnergy Service Company, both subsidiaries of FirstEnergy Corp. and both "mutual service companies" as defined in Rule 93 of the 1935 Public Utility Holding Company Act (PUHCA). The majority of costs are directly billed or assigned at no more than cost as determined by PUHCA Rule 91. The remaining costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas that are filed annually with the SEC on Form U-13-60. The current allocation or assignment formulas used and their bases include multiple factor formulas: the ratio of each company's amount of FirstEnergy's aggregate direct payroll, number of employees, asset balances, revenues, number of customers and other factors; and specific departmental charge ratios. Management believes that these allocation methods are reasonable.

      (K) SUPPLEMENTAL CASH FLOWS INFORMATION-

            All temporary cash investments purchased with an initial maturity of three months or less are reported as cash equivalents on the Consolidated Balance Sheets at cost, which approximates their fair market value. Noncash financing and investing activities included capital lease transactions amounting to $1.3 million for the year 2000. There were no capital lease transactions in 2002 and 2001. Commercial paper transactions of OES Fuel, Incorporated (a wholly owned subsidiary of the Company) that had initial maturity periods of three months or less were reported net within financing activities under long-term debt, prior to the expiration of the related long-term financing agreement in March 2002, and were reflected as currently payable long-term debt on the Consolidated Balance Sheet as of December 31, 2001.

            All borrowings with initial maturities of less than one year are defined as financial instruments under GAAP and are reported on the Consolidated Balance Sheets at cost, which approximates their fair market value. The following sets forth the approximate fair value and related carrying amounts of all other long-term debt, preferred stock subject to mandatory redemption and investments other than cash and cash equivalents as of December 31:

                                                               2002                      2001
                                                               ----                      ----
                                                      CARRYING      FAIR        CARRYING      FAIR
                                                       VALUE        VALUE        VALUE        VALUE
                                                       -----        -----        -----        -----
                                                                     (IN MILLIONS)
Long-term debt                                        $  1,776     $  1,861     $  2,101     $  2,182
Preferred stock                                       $     14     $     14     $    135     $    138
Investments other than cash and cash equivalents:
    Debt securities:
    - Maturity (5-10 years)                           $    570     $    539     $    593     $    562
    - Maturity (more than 10 years)                        458          532          461          514
    Equity securities                                       12           12           13           13
    All other                                              361          361          360          359
                                                      --------     --------     --------     --------
                                                      $  1,401     $  1,444     $  1,427     $  1,448
                                                      ========     ========     ========     ========

            The fair values of long-term debt and preferred stock reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective year. The yields assumed were based on securities with similar characteristics offered by a corporation with credit ratings similar to the Companies' ratings.

            The fair value of investments other than cash and cash equivalents represent cost (which approximates fair value) or the present value of the cash inflows based on the yield to maturity. The yields assumed were based on financial instruments with similar characteristics and terms. Investments other than cash and cash equivalents include decommissioning trust investments. The Companies have no securities held for trading purposes.

            The investment policy for the nuclear decommissioning trust funds restricts or limits the ability to hold certain types of assets including private or direct placements, warrants, securities of FirstEnergy, investments in companies owning nuclear power plants, financial derivatives, preferred stocks, securities convertible into common stock and securities of the trust fund's custodian or managers and their parents or subsidiaries. The investments that are held in the decommissioning trusts (included as "All other" in the table above) consist of equity securities, government bonds and corporate bonds. Unrealized gains and losses applicable to the decommissioning trusts have been recognized in the trust investment with a corresponding change in other comprehensive income. Realized gains (losses) are recognized as additions (reductions) to trust asset balances. For the year 2002, net realized gains (losses) were approximately $(3.4) million and interest and dividend income totaled approximately $8.9 million.

      (L) REGULATORY ASSETS-

            The Companies recognize, as regulatory assets, costs which the FERC, PUCO and PPUC have authorized for recovery from customers in future periods. Without such authorization, the costs would have been charged to income as incurred. All regulatory assets are expected to continue to be recovered from customers under the Companies' respective transition and rate restructuring plans. Based on those plans, the Companies continue to bill and collect cost-based rates for their transmission and distribution services, which remain regulated; accordingly, it is appropriate that the Companies continue the application of SFAS 71 to those operations. The Companies recognized additional cost recovery of $270 million in 2000 as additional regulatory asset amortization in accordance with their prior Ohio and current Pennsylvania regulatory plans. The Companies recognized incremental transition cost recovery aggregating $282 million in 2002 and $274 million in 2001 in accordance with the current Ohio transition plan and Pennsylvania restructuring plan.

            Net regulatory assets on the Consolidated Balance Sheets are comprised of the following:

                                                      2002             2001
                                                      ----             ----
                                                    RESTATED
                                                 (SEE NOTE 1(M))
                                                          (IN MILLIONS)
Regulatory transition costs ..................     $  1,840.4        $  2,050.1
Customer receivables for future income taxes .          127.2             139.5
Loss on reacquired debt ......................           28.0              30.3
Employee postretirement benefit costs ........            9.3              12.3
Other ........................................            0.7               2.0
                                                   ----------        ----------
    Total ....................................     $  2,005.6        $  2,234.2
                                                   ==========        ==========

      (M) RESTATED FINANCIAL STATEMENTS

            The Company has restated its financial statements for the year ended December 31, 2002, to reflect a change in the method of amortizing the costs associated with the Ohio transition plan. The Company amortizes transition costs using the effective interest method. The amortization schedules originally developed at the beginning of the transition plan in 2001 in applying this method were based on total transition revenues, including revenues designed to recover costs which have not yet been incurred and are not reflected as regulatory assets in the financial statements prepared under generally accepted accounting principles (GAAP). OE has revised the amortization schedules under the effective interest method to consider only revenues relating to transition regulatory assets recognized on the GAAP balance sheet. The impact of this change will result in higher amortization of these regulatory assets in the first several years of the transition cost recovery period compared with the method previously applied. The change in method results in no change in total amortization of the regulatory assets recovered through the transition period, which is expected to end in 2006.

            After giving effect to the restatement, total transition cost amortization (including above market leases) is expected to approximate the following for the years from 2003 through 2006 (in millions).

2003 ...................    $402
2004 ...................     465
2005 ...................     545
2006 ...................     155

            The change in amortization resulted in a decrease in net income of $5.4 million and included an increase in net income of $15.4 million from the cumulative impact of the adjustments related to 2001 and a $20.8 million decrease in net income for additional amortization expense in 2002. The net adjustment is reflected as an increase of $14.7 million in depreciation and amortization expense and a decrease of $9.3 million in income tax expense in the accompanying consolidated statement of income as restated.

            The Company has also included in this restatement certain immaterial adjustments that were not previously recognized in 2002. The impact of these adjustments reduced net income reported for 2002 by $1.9 million.

            The total decrease to net income of $7.3 million resulting from these adjustments impacted the Consolidated Statement of Income previously reported for the year ended December 31, 2002 as follows:

                                                   AS PREVIOUSLY                 AS
                                                     REPORTED                 RESTATED
                                                    ----------               ----------
                                                               (IN THOUSANDS)
Revenues                                            $2,948,675               $2,948,675
Expenses                                             2,486,990                2,494,844
Other income                                            42,329                   42,859
                                                    ----------               ----------
Income before net interest charges                     504,014                  496,690
Net interest charges                                   140,531                  140,531
                                                    ----------               ----------
Net income                                          $  363,483               $  356,159
Preferred stock dividend requirements                    6,510                    6,510
                                                    ----------               ----------
Earnings on common stock                            $  356,973               $  349,649
                                                    ==========               ==========

            The change in the amortization method and the other adjustments had the following impact on the Consolidated Balance Sheet as of December 31, 2002:

INCREASE (DECREASE):                       (IN THOUSANDS)
Current assets                               $ (3,500)
Regulatory assets                              (7,200)
                                             --------
   Total assets                              $(10,700)
                                             ========
Current liabilities                          $ (1,032)
Deferred income taxes                          (8,562)
Common stockholders equity                     (1,106)
                                             --------
Capitalization and liabilities               $(10,700)
                                             ========

            Net cash provided from operating activities remained unchanged at approximately $1.1 billion in 2002.

2. LEASES

            The Companies lease certain generating facilities, office space and other property and equipment under cancelable and noncancelable leases.

            The Company sold portions of its ownership interest in Perry Unit 1 and Beaver Valley Unit 2 and entered into operating leases on the portions sold for basic lease terms of approximately 29 years. During the terms of the leases, the

            Company continues to be responsible, to the extent of its individual combined ownership and leasehold interests, for costs associated with the units including construction expenditures, operation and maintenance expenses, insurance, nuclear fuel, property taxes and decommissioning. The Company has the right, at the end of the respective basic lease terms, to renew the leases for up to two years. The Company also has the right to purchase the facilities at the expiration of the basic lease term or any renewal term at a price equal to the fair market value of the facilities. The basic rental payments are adjusted when applicable federal tax law changes.

            OES Finance, Incorporated, a wholly owned subsidiary of the Company, maintains deposits pledged as collateral to secure reimbursement obligations relating to certain letters of credit supporting the Company's obligations to lessors under the Beaver Valley Unit 2 sale and leaseback arrangements. The deposits of approximately $278 million pledged to the financial institution providing those letters of credit are the sole property of OES Finance and are investments which are classified as "Held to Maturity." In the event of liquidation, OES Finance, as a separate corporate entity, would have to satisfy its obligations to creditors before any of its assets could be made available to the Company as sole owner of OES Finance common stock.

            Consistent with the regulatory treatment, the rentals for capital and operating leases are charged to operating expenses on the Consolidated Statements of Income. Such costs for the three years ended December 31, 2002, are summarized as follows:

                                 2002                 2001                 2000
                                ------               ------               ------
                                                 (IN MILLIONS)
Operating leases
 Interest element ...........   $100.9               $102.7               $107.0
 Other ......................     34.6                 31.6                 35.1
Capital leases
 Interest element ...........      1.6                  1.9                  2.5
 Other ......................      1.3                  1.9                  2.6
                                ------               ------               ------
 Total rentals ..............   $138.4               $138.1               $147.2
                                ======               ======               ======

            The future minimum lease payments as of December 31, 2002, are:

                                                                OPERATING LEASES
                                                    ----------------------------------------
                                     CAPITAL         LEASE        PNBV CAPITAL
                                     LEASES         PAYMENTS         TRUST            NET
                                    --------        --------        --------        --------
                                                          (IN MILLIONS)
2003 .............................  $    2.9        $  136.9        $   62.9        $   74.0
2004 .............................       4.4           137.8            58.5            79.3
2005 .............................       4.4           138.8            56.6            82.2
2006 .............................       4.4           139.9            59.6            80.3
2007 .............................       0.8           139.3            59.9            79.4
Years thereafter .................       3.4         1,272.6           356.4           916.2
                                    --------        --------        --------        --------
Total minimum lease payments .....      20.3        $1,965.3        $  653.9        $1,311.4
                                                    ========        ========        ========
Executory costs ..................       7.1
                                    --------
Net minimum lease payments .......      13.2
Interest portion .................       4.9
                                    --------
Present value of net minimum
 lease payments ..................       8.3
Less current portion .............       1.3
                                    --------
Noncurrent portion ...............  $    7.0
                                    ========

            The Company invested in the PNBV Capital Trust, which was established to purchase a portion of the lease obligation bonds issued on behalf of lessors in the Company's Perry Unit 1 and Beaver Valley Unit 2 sale and leaseback transactions. The PNBV capital trust arrangement effectively reduces lease costs related to those transactions.

3. CAPITALIZATION:

      (A) RETAINED EARNINGS-

            Under the Company's first mortgage indenture, the Company's consolidated retained earnings unrestricted for payment of cash dividends on the Company's common stock were $796.1 million at December 31, 2002.

      (B) EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)-

            An ESOP Trust funds most of the matching contribution for FirstEnergy's 401(k) savings plan. All of the Companies' full-time employees eligible for participation in the 401(k) savings plan are covered by the ESOP. The ESOP borrowed $200 million from the Company and acquired 10,654,114 shares of the Company's common stock (subsequently converted to FirstEnergy common stock) through market purchases. The ESOP loan is included in Other Property and Investments on the Consolidated Balance Sheets as of December 31, 2002 and 2001 as an investment with FirstEnergy related to the FirstEnergy savings plan. Dividends on ESOP shares are used to service the debt. Shares are released from the ESOP on a pro rata basis as debt service payments are made.

      (C) STOCK COMPENSATION PLANS-

            In 2001, FirstEnergy assumed responsibility for two new stock-based plans as a result of its acquisition of GPU. No further stock-based compensation can be awarded under the GPU, Inc. Stock Option and Restricted Stock Plan for MYR Group Inc. Employees (MYR Plan) or the 1990 Stock Plan for Employees of GPU, Inc. and Subsidiaries (GPU Plan). All options and restricted stock under both Plans have been converted into FirstEnergy options and restricted stock. Options under the GPU Plan became fully vested on November 7, 2001, and will expire on or before June 1, 2010. Under the MYR Plan, all options and restricted stock maintained their original vesting periods, which range from one to four years, and will expire on or before December 17, 2006.

            Additional stock based plans administered by FirstEnergy include the Centerior Equity Plan (CE Plan) and the FirstEnergy Executive and Director Incentive Compensation Plan (FE Plan). All options are fully vested under the CE Plan, and no further awards are permitted. Outstanding options will expire on or before February 25, 2007. Under the FE Plan, total awards cannot exceed 22.5 million shares of common stock or their equivalent. Only stock options and restricted stock have been granted, with vesting periods ranging from six months to seven years.

            Collectively, the above plans are referred to as the FE Programs. Restricted common stock grants under the FE Programs were as follows:

                                                   2002              2001               2000
                                               -----------        -----------        -----------
Restricted common shares granted ...........        36,922            133,162            208,400
Weighted average market price ..............   $     36.04        $     35.68        $     26.63
Weighted average vesting period (years) ....           3.2                3.7                3.8
Dividends restricted .......................           Yes                  *                Yes
                                               -----------        -----------        -----------

* FE Plan dividends are paid as restricted stock on 4,500 shares; MYR Plan dividends are paid as unrestricted cash on 128,662 shares

            Under the Executive Deferred Compensation Plan (EDCP), covered employees can direct a portion of their Annual Incentive Award and/or Long-Term Incentive Award into an unfunded FirstEnergy Stock Account to receive vested stock units. An additional 20% premium is received in the form of stock units based on the amount allocated to the FirstEnergy Stock Account. Dividends are calculated quarterly on stock units outstanding and are paid in the form of additional stock units. Upon withdrawal, stock units are converted to FirstEnergy shares. Payout typically occurs three years from the date of deferral; however, an election can be made in the year prior to payout to further defer shares into a retirement stock account that will pay out in cash upon retirement. As of December 31, 2002, there were 296,008 stock units outstanding.

            Stock option activities under the FE Programs for the past three years were as follows:

                                        NUMBER OF     WEIGHTED AVERAGE
STOCK OPTION ACTIVITIES                  OPTIONS       EXERCISE PRICE
-----------------------                  -------       --------------
Balance, January 1, 2000 ............   2,153,369        $    25.32
(159,755 options exercisable) .......                         24.87
 Options granted ....................   3,011,584             23.24
 Options exercised ..................      90,491             26.00
 Options forfeited ..................      52,600             22.20
Balance,  December 31, 2000 .........   5,021,862             24.09
(473,314 options exercisable)........                         24.11
 Options granted ....................   4,240,273             28.11
 Options exercised ..................     694,403             24.24
 Options forfeited ..................     120,044             28.07
Balance, December 31, 2001 ..........   8,447,688             26.04
(1,828,341 options exercisable)......                         24.83
 Options granted ....................   3,399,579             34.48
 Options exercised ..................   1,018,852             23.56
 Options forfeited ..................     392,929             28.19
Balance,  December 31, 2002 .........  10,435,486             28.95
(1,400,206 options exercisable) .....                         26.07

            As of December 31, 2002, the weighted average remaining contractual life of outstanding stock options was 7.6 years.

            No material stock-based employee compensation expense is reflected in net income for stock options granted under the above plans since the exercise price was equal to the market value of the underlying common stock on the grant date. The effect of applying fair value accounting to FirstEnergy's stock options is summarized in Note 1G - "Stock-Based Compensation."

      (D) PREFERRED AND PREFERENCE STOCK-

            Penn's 7.75% series of preferred stock has a restriction which prevents early redemption prior to July 2003. All other preferred stock may be redeemed by the Companies in whole, or in part, with 30-60 days' notice.

            The Company has eight million authorized and unissued shares of preference stock having no par value.

      (E) PREFERRED STOCK SUBJECT TO MANDATORY REDEMPTION-

            Penn's 7.625% series has an annual sinking fund requirement for 7,500 shares.

            The Companies' preferred shares are retired at $100 per share plus accrued dividends. Annual sinking fund requirements are approximately $750,000 in each year 2003 through 2006 and $11.25 million in 2007.

      (F) LONG-TERM DEBT-

            Each of the Companies has a first mortgage indenture under which it issues from time to time first mortgage bonds secured by a direct first mortgage lien on substantially all of its property and franchises, other than specifically excepted property. The Companies have various debt covenants under their respective financing arrangements. The most restrictive of their debt covenants relate to the nonpayment of interest and/or principal on debt which could trigger a default and the maintenance of minimum fixed charge ratios and debt to capitalization ratios. There also exists cross-default provisions among financing arrangements of FirstEnergy and the Companies.

            Based on the amount of bonds authenticated by the respective mortgage bond trustees through December 31, 2002, the Companies' annual sinking and improvement fund requirements for all bonds issued under the various mortgage indentures of the Companies amounts to $39 million. The Companies expect to deposit funds with their respective mortgage bond trustees in 2003 that will then be withdrawn upon the surrender for cancellation of a like principal amount of bonds, specifically authenticated for such purposes against unfunded property additions or against previously retired bonds. This method can result in minor increases in the amount of the annual sinking fund requirement.

            Sinking fund requirements for first mortgage bonds and maturing long-term debt (excluding capital leases) for the next five years are:

                     (IN MILLIONS)
                     -------------
2003 ..............     $561.2
2004 ..............      258.3
2005 ..............      136.8
2006 ..............        5.6
2007 ..............        5.8
                        ------

            Included in the table above are amounts for various variable interest rate long-term debt which have provisions by which individual debt holders have the option to "put back" or require the respective debt issuer to redeem their debt at those times when the interest rate may change prior to its maturity date. These amounts are $311 million and $161 million in 2003 and 2004, respectively, which represents the next date at which the debt holders may exercise this provision.

            The Companies' obligations to repay certain pollution control revenue bonds are secured by several series of first mortgage bonds. Certain pollution control revenue bonds are entitled to the benefit of irrevocable bank letters of credit of $171.5 million and noncancelable municipal bond insurance policies of $238.9 million to pay principal of, or interest on, the pollution control revenue bonds. To the extent that drawings are made under the letters of credit or policies, the Companies are entitled to a credit against their obligation to repay those bonds. The Companies pay annual fees of 1.375% of the amounts of the letters of credit to the issuing banks and are obligated to reimburse the banks for any drawings thereunder.

      (G) COMPREHENSIVE INCOME-

            Comprehensive income includes net income as reported on the Consolidated Statements of Income and all other changes in common stockholder's equity except those resulting from transactions with FirstEnergy. As of December 31, 2002, accumulated other comprehensive loss consisted of a minimum liability for unfunded retirement benefits of $(64.6) million and unrealized gains on investments in securities available for sale of $5.1 million.

4. SHORT-TERM BORROWINGS AND BANK LINES OF CREDIT:

            Short-term borrowings outstanding as of December 31, 2002, consisted of $22.6 million of bank borrowings and $159.7 million of OES Capital, Incorporated commercial paper. OES Capital is a wholly owned subsidiary of the Company whose borrowings are secured by customer accounts receivable. OES Capital can borrow up to $170 million under a receivables financing agreement at rates based on certain bank commercial paper and is required to pay an annual fee of 0.20% on the amount of the entire finance limit. The receivables financing agreement expires in August 2003. As of December 31, 2002, the Company also had total short-term borrowings of $225.3 million from its affiliates. The weighted average interest rates on short-term borrowings outstanding as of December 31, 2002 and 2001, were 1.63% and 2.45%, respectively.

            The Company has lines of credit with domestic banks that provide for borrowings of up to $34 million under various interest rate options. Short-term borrowings may be made under these lines of credit on its unsecured notes. To assure the availability of these lines, the Company is required to pay annual commitment fees of 0.20%. These lines expire at various times during 2003.

5. COMMITMENTS AND CONTINGENCIES:

      (A) CAPITAL EXPENDITURES-

            The Companies' current forecast reflects expenditures of approximately $391 million for property additions and improvements from 2003-2007, of which approximately $139 million is applicable to 2003. Investments for additional nuclear fuel during the 2003-2007 period are estimated to be approximately $97 million, of which approximately $42 million applies to 2003. During the same periods, the Companies' nuclear fuel investments are expected to be reduced by approximately $85 million and $41 million, respectively, as the nuclear fuel is consumed.

      (B) NUCLEAR INSURANCE-

            The Price-Anderson Act limits the public liability relative to a single incident at a nuclear power plant to $9.5 billion. The amount is covered by a combination of private insurance and an industry retrospective rating plan. Based on their ownership and leasehold interests in the Beaver Valley Station and the Perry Plant, the Companies' maximum potential assessment under the industry retrospective rating plan (assuming the other affiliate co-owners contribute their proportionate shares of any assessments under the retrospective rating plan) would be $168.1 million per incident but not more than $19.1 million in any one year for each incident.

            The Companies are also insured as to their respective interests in Beaver Valley and Perry under policies issued to the operating company for each plant. Under these policies, up to $2.75 billion is provided for property damage and decontamination and decommissioning costs. The Companies have also obtained approximately $537 million of insurance coverage for replacement power costs for their respective interests in Beaver Valley and Perry. Under these policies, the Companies can be assessed a maximum of approximately $31.6 million for incidents at any covered nuclear facility occurring during a policy year which are in excess of accumulated funds available to the insurer for paying losses.

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

      (C) ENVIRONMENTAL MATTERS-

            Various federal, state and local authorities regulate the Companies with regard to air and water quality and other environmental matters. In accordance with the Ohio transition plan discussed in "Regulatory Plans" in Note 1, generation operations and any related additional capital expenditures for environmental compliance are the responsibility of FirstEnergy's competitive services business unit.

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

            The Companies believe they are in compliance with the current SO2 and nitrogen oxides (NOx) reduction requirements under the Clean Air Act Amendments of 1990. SO2 reductions are being achieved by burning lower-sulfur fuel, generating more electricity from lower-emitting plants, and/or using emission allowances. NOx reductions are being achieved through combustion controls and the generation of more electricity at lower-emitting plants. In September 1998, the EPA finalized regulations requiring additional NOx reductions from the Companies' Ohio and Pennsylvania facilities. The EPA's NOx Transport Rule imposes uniform reductions of NOx emissions (an approximate 85% reduction in utility plant NOx emissions from projected 2007 emissions) across a region of nineteen states and the District of Columbia, including Ohio and Pennsylvania, based on a conclusion that such NOx emissions are contributing significantly to ozone pollution in the eastern United States. State Implementation Plans (SIP) must comply by May 31, 2004 with individual state NOx budgets established by the EPA. Pennsylvania submitted a SIP that requires compliance with the NOx budgets at the Companies' Pennsylvania facilities by May 1, 2003 and Ohio submitted a SIP that requires compliance with the NOx budgets at the Companies' Ohio facilities by May 31, 2004.

            In July 1997, the EPA promulgated changes in the National Ambient Air Quality Standard (NAAQS) for ozone emissions and proposed a new NAAQS for previously unregulated ultra-fine particulate matter. In May 1999, the U.S. Court of Appeals found constitutional and other defects in the new NAAQS rules. In February 2001, the U.S. Supreme Court upheld the new NAAQS rules regulating ultra-fine particulates but found defects in the new NAAQS rules for ozone and decided that the EPA must revise those rules. The future cost of compliance with these regulations may be substantial and will depend if and how they are ultimately implemented by the states in which the Companies operate affected facilities.

            In 1999 and 2000, the EPA issued Notices of Violation (NOV) or a Compliance Order to nine utilities covering 44 power plants, including the W. H. Sammis Plant. In addition, the U.S. Department of Justice filed eight civil complaints against various investor-owned utilities, which included a complaint against the Companies in the U.S. District Court for the Southern District of Ohio, for which hearings began on February 3, 2003. The NOV and complaint allege violations of the Clean Air Act based on operation and maintenance of the Sammis Plant dating back to 1984. The complaint requests permanent injunctive relief to require the installation of "best available control technology" and civil penalties of up to $27,500 per day of violation. Although unable to predict the outcome of these proceedings, the Companies believe the Sammis Plant is in full compliance with the Clean Air Act and the NOV and complaint are without merit. Penalties could be imposed if the Sammis Plant continues to operate without correcting the alleged violations and a court determines that the allegations are valid. The Sammis Plant continues to operate while these proceedings are pending (see Note 9).

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

            The effects of compliance on the Companies with regard to environmental matters could have a material adverse effect on the Companies' earnings and competitive position. These environmental regulations affect the Companies' earnings and competitive position to the extent they compete with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. The Companies believe they are in material compliance with existing regulations but are unable to predict whether environmental regulations will change and what, if any, the effects of such change would be.

      (D) LEGAL MATTERS-

            Various lawsuits, claims and proceedings related to the Companies' normal business operations are pending against FirstEnergy and its subsidiaries. The most significant applicable to the Companies are described above.

6. RECENTLY ISSUED ACCOUNTING STANDARDS:

      FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB 51"

            In January 2003, the FASB issued this interpretation of ARB No. 51, "Consolidated Financial Statements". The new interpretation provides guidance on consolidation of variable interest entities (VIEs), generally defined as certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. This Interpretation requires an enterprise to disclose the nature of its involvement with a VIE if the enterprise has a significant variable interest in the VIE and to consolidate a VIE if the enterprise is the primary beneficiary. VIEs created after January 31, 2003 are immediately subject to the provisions of FIN 46. VIEs created before February 1, 2003 are subject to this interpretation's provisions beginning in the first interim or annual reporting period beginning after June 15, 2003 (our third quarter of 2003). The FASB also identified transitional disclosure provisions for all financial statements issued after January 31, 2003.

            The Company currently has transactions with an entity in connection with a sale and leaseback arrangement which fall within the scope of this interpretation and which is reasonably possible of meeting the definition of a VIE in accordance with FIN 46. The Company currently consolidates the majority of these entities and believes it will continue to consolidate following the adoption of FIN 46. In addition to the entities the Company is currently consolidating the Company believes that the PNBV Capital Trust, which was used to acquire a portion of the off-balance sheet debt issued in connection with the sale and leaseback of OE's interest in the Perry Nuclear Plant and Beaver Valley Unit 2, would require consolidation. Ownership of the trust includes a three-percent equity interest by a nonaffiliated party and a three-percent equity interest by OES Ventures, a wholly owned subsidiary of the Company. Full consolidation of the trust under FIN 46 would change the characterization of the PNBV trust investment to a lease obligation bond investment. Also, consolidation of the outside minority interest would be required, which would increase assets and liabilities by $11.6 million.

7. OTHER INFORMATION:

            The following financial data provides supplemental unaudited information to the consolidated financial statements previously reported in 2001 and 2000:

(A) CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     2002              2001              2000
                                                   ---------         ---------         ---------
                                                                  (IN THOUSANDS)
Other Cash Flows From Operating Activities:
Accrued taxes ...................................  $ 208,945         $  26,606         $  24,863
Accrued interest ................................     (4,844)           (1,053)           (3,466)
Prepayments and other ...........................     38,737            26,393            (3,252)
All other .......................................    (29,909)          (76,858)           (9,392)
                                                   ---------         ---------         ---------
  Total-Other ...................................  $ 212,929         $ (24,912)        $   8,753
                                                   =========         =========         =========
Other Cash Flows from Investing Activities:
Retirements and transfers . .....................  $   7,476         $  15,528         $  (6,854)
Nuclear decommissioning trust investments .......    (15,688)          (15,816)           (8,879)
Other investments ...............................     18,820             3,209                --
All other .......................................     23,524               (33)            7,350
                                                   ---------         ---------         ---------
  Total-Other ...................................  $  34,132         $   2,888         $  (8,383)
                                                   =========         =========         =========

(B) CONSOLIDATED STATEMENTS OF TAXES

                                           2002            2001            2000
                                         --------        --------        --------
                                                      (IN THOUSANDS)
Other Accumulated Deferred Income
  Taxes at December 31:
Retirement Benefits ..................   $ 20,969        $ 24,591        $ 30,896
All other ............................     63,344          40,295            (199)
                                         --------        --------        --------
  Total-Other ........................   $ 84,313        $ 64,886        $ 30,697
                                         ========        ========        ========

8. SUMMARY OF QUARTERLY FINANCIAL DATA (UNAUDITED):

            The following summarizes certain consolidated operating results by quarter for 2002 and 2001.

THREE MONTHS ENDED                MARCH 31, 2002 (A)        JUNE 30, 2002 (A)      SEPTEMBER 30, 2002 (A)     DECEMBER 31, 2002 (A)
------------------              ---------------------     ---------------------     ---------------------     ---------------------
                              AS PREVIOUSLY     AS      AS PREVIOUSLY     AS      AS PREVIOUSLY     AS      AS PREVIOUSLY    AS
                                REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED     REPORTED     RESTATED
                                --------     --------     --------     --------     --------     --------     --------     --------
                                                                         (IN MILLIONS)
Operating Revenues ...........   $707.8       $707.8       $744.5       $744.5       $813.3       $813.3       $683.1       $683.1
Operating Expenses and Taxes .    610.7        600.4        605.9        611.1        658.8        664.5        611.6        618.8
Operating Income .............     97.1        107.4        138.6        133.4        154.5        148.8         71.5         64.2
                                 ------       ------       ------       ------       ------       ------       ------       ------
Other Income .................      0.5          0.5         15.1         15.1         14.2         14.2         12.5         13.0
Net Interest Charges .........     41.2         41.2         35.9         35.9         33.7         33.7         29.7         29.8
Net Income ...................   $ 56.4       $ 66.7       $117.8       $112.6       $135.0       $129.3       $ 54.3       $ 47.5
                                 ======       ======       ======       ======       ======       ======       ======       ======
Earnings on Common Stock .....   $ 53.8       $ 64.0       $115.2       $110.1       $134.4       $128.6       $ 53.6       $ 46.9
                                 ======       ======       ======       ======       ======       ======       ======       ======

                                     MARCH 31,       JUNE 30,       SEPTEMBER 30,   DECEMBER 31,
THREE MONTHS ENDED                     2001            2001            2001            2001
------------------                    ------          ------          ------          ------
                                                          (IN MILLIONS)
Operating Revenues ...............    $783.1          $744.7          $815.7          $712.9
Operating Expenses and Taxes .....     694.3           606.8           693.2           595.3
                                      ------          ------          ------          ------
Operating Income .................      88.8           137.9           122.5           117.6
Other Income .....................      12.4            17.8            18.7            19.8
Net Interest Charges .............      47.0            50.5            45.0            42.8
                                      ------          ------          ------          ------
Net Income .......................    $ 54.2          $105.2          $ 96.2          $ 94.6
                                      ======          ======          ======          ======
Earnings on Common Stock .........    $ 51.5          $102.5          $ 93.5          $ 92.0
                                      ======          ======          ======          ======

(a) See Note 1(M) for discussion of restated financial data.

9. SUBSEQUENT EVENTS

ENVIRONMENTAL MATTERS-

            On August 8, 2003, FirstEnergy, OE and Penn reported a development regarding a complaint filed by the U.S. Department of Justice with respect to the W.H. Sammis Plant (see Note 5(C) Commitments and Contingencies - Environmental Matters). As reported, on August 7, 2003, the United States District Court for the Southern District of Ohio ruled that 11 projects undertaken at the Sammis Plant between 1984 and 1998 required pre-construction permits under the Clean Air Act. The ruling concludes the liability phase of the case, which deals with applicability of Prevention of Significant Deterioration provisions of the Clean Air Act. The remedy phase, which is currently scheduled to be ready for trial beginning March 15, 2004, will address civil penalties and what, if any, actions should be taken to further reduce emissions at the plant. In the ruling, the Court indicated that the remedies it "may consider and impose involved a much broader, equitable analysis, requiring the Court to consider air quality, public health, economic impact, and employment consequences. The Court may also consider the less than consistent efforts of the EPA to apply and further enforce the Clean Air Act." Management is unable to predict the ultimate outcome of this matter. The potential penalties that may be imposed, as well as the capital expenditures necessary to comply with substantive remedial measures that may be required, may have a material adverse impact on the Company's financial condition. Management is unable to predict the ultimate outcome of this matter. The potential penalties that may be imposed, as well as the capital expenditures necessary to comply with substantive remedial measures that may be required, may have a material adverse impact on the Company's financial condition.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET IMPLEMENTED-

      SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity"

            In May 2003, the FASB issued SFAS 150, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, certain financial instruments that embody obligations for the issuer are required to be classified as liabilities. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003 (OE's third quarter of 2003) for all other financial instruments.

            OE did not enter into or modify any financial instruments within the scope of SFAS 150 during June 2003. Upon adoption of SFAS 150, effective July 1, 2003, OE expects to classify as debt the preferred stock of consolidated subsidiaries subject to mandatory redemptions with a carrying value of approximately $13.5 million as of June 30, 2003. Subsidiary preferred dividends on OE's Consolidated Statements of Income are currently included in net interest charges. Therefore, the application of SFAS 150 will not require the reclassification of such preferred dividends to net interest charges.

      DIG Implementation Issue No. C20 for SFAS 133, "Scope Exceptions:
      Interpretation of the Meaning of Not Clearly and Closely Related in Paragraph 10(b) Regarding Contracts with a Price Adjustment Feature"

            In June 2003, the FASB cleared DIG Issue C20 for implementation in fiscal quarters beginning after July 10, 2003 which would correspond to OE's fourth quarter of 2003. The issue supersedes earlier DIG Issue C11, "Interpretation of Clearly and Closely Related in Contracts That Qualify for the Normal Purchases and Normal Sales Exception." DIG Issue C20 provides guidance regarding when the presence in a contract of a general index, such as the Consumer Price Index, would prevent that contract from qualifying for the normal purchases and normal sales (NPNS) exception under SFAS 133, as amended, and therefore exempt from the mark-to-market treatment of certain contracts. DIG Issue C20 is to be applied prospectively to all existing contracts as of its effective date and for all future transactions. If it is determined under DIG Issue C20 guidance that the NPNS exception was claimed for an existing contract that was not eligible for this exception, the contract will be recorded at fair value, with a corresponding adjustment of net income as the cumulative effect of a change in accounting principle in the fourth quarter of 2003. OE is currently assessing the new guidance and has not yet determined the impact on its financial statements.

      EITF Issue No. 01-08, "Determining whether an Arrangement Contains a
      Lease"

            In May 2003, the EITF reached a consensus regarding when arrangements contain a lease. Based on the EITF consensus, an arrangement contains a lease if (1) it identifies specific property, plant or equipment (explicitly or implicitly), and (2) the arrangement transfers the right to the purchaser to control the use of the property, plant or equipment. The consensus will be applied prospectively to arrangements committed to, modified or acquired through a business combination, beginning in the third quarter of 2003. OE is currently assessing the new EITF consensus and has not yet determined the impact on its financial position or results of operations following adoption.

                                     PART IV

3. EXHIBITS - OHIO EDISON

         2-1   -  Agreement and Plan of Merger, dated as of September 13,
                  1996, between Ohio Edison Company (OE) and Centerior Energy
                  Corporation. (September 17, 1996 Form 8-K, Exhibit 2-1)

         3-1   -  Amended Articles of Incorporation, Effective June 21,
                  1994, constituting OE's Articles of Incorporation. (1994 Form
                  10-K, Exhibit 3-1)

         3-2   -  Amended and Restated Code of Regulations, amended March
                  15, 2002. (2001 Form 10-K, Exhibit 3-2)

     (B) 4-1   -  Indenture dated as of August 1, 1930 between OE and
                  Bankers Trust Company, (now the Bank of New York), as Trustee, as amended and supplemented by Supplemental Indentures:

                DATED AS OF                      FILE REFERENCE                         EXHIBIT NO.
                -----------                      --------------                         -----------
           March 3, 1931                       2-1725                                  B1, B-1(a),B-1(b)
           November 1, 1935                    2-2721                                  B-4
           January 1, 1937                     2-3402                                  B-5
           September 1, 1937                   Form 8-A                                B-6
           June 13, 1939                       2-5462                                  7(a)-7
           August 1, 1974                      Form 8-A, August 28, 1974               2(b)
           July 1, 1976                        Form 8-A, July 28, 1976                 2(b)
           December 1, 1976                    Form 8-A, December 15, 1976             2(b)
           June 15, 1977                       Form 8-A, June 27, 1977                 2(b)
           SUPPLEMENTAL INDENTURES:
           September 1, 1944                   2-61146                                 2(b)(2)
           April 1, 1945                       2-61146                                 2(b)(2)
           September 1, 1948                   2-61146                                 2(b)(2)
           May 1, 1950                         2-61146                                 2(b)(2)
           January 1, 1954                     2-61146                                 2(b)(2)
           May 1, 1955                         2-61146                                 2(b)(2)
           August 1, 1956                      2-61146                                 2(b)(2)
           March 1, 1958                       2-61146                                 2(b)(2)
           April 1, 1959                       2-61146                                 2(b)(2)
           June 1, 1961                        2-61146                                 2(b)(2)
           September 1, 1969                   2-34351                                 2(b)(2)
           May 1, 1970                         2-37146                                 2(b)(2)
           September 1, 1970                   2-38172                                 2(b)(2)
           June 1, 1971                        2-40379                                 2(b)(2)
           August 1, 1972                      2-44803                                 2(b)(2)
           September 1, 1973                   2-48867                                 2(b)(2)
           May 15, 1978                        2-66957                                 2(b)(4)
           February 1, 1980                    2-66957                                 2(b)(5)
           April 15, 1980                      2-66957                                 2(b)(6)
           June 15, 1980                       2-68023                                 (b)(4)(b)(5)
           October 1, 1981                     2-74059                                 (4)(d)
           October 15, 1981                    2-75917                                 (4)(e)
           February 15, 1982                   2-75917                                 (4)(e)
           July 1, 1982                        2-89360                                 (4)(d)
           March 1, 1983                       2-89360                                 (4)(e)
           March 1, 1984                       2-89360                                 (4)(f)
           September 15, 1984                  2-92918                                 (4)(d)
           September 27, 1984                  33-2576                                 (4)(d)
           November 8, 1984                    33-2576                                 (4)(d)
           December 1, 1984                    33-2576                                 (4)(d)
           December 5, 1984                    33-2576                                 (4)(e)
           January 30, 1985                    33-2576                                 (4)(e)
           February 25, 1985                   33-2576                                 (4)(e)
           July 1, 1985                        33-2576                                 (4)(e)
           October 1, 1985                     33-2576                                 (4)(e)

           DATED AS OF                         FILE REFERENCE                          EXHIBIT NO
           -----------                         --------------                          ----------
           January 15, 1986                    33-8791                                 (4)(d)
           May 20, 1986                        33-8791                                 (4)(d)
           June 3, 1986                        33-8791                                 (4)(e)
           October 1, 1986                     33-29827                                (4)(d)
           August 25, 1989                     33-34663                                (4)(d)
           February 15, 1991                   33-39713                                (4)(d)
           May 1, 1991                         33-45751                                (4)(d)
           May 15, 1991                        33-45751                                (4)(d)
           September 15, 1991                  33-45751                                (4)(d)
           April 1, 1992                       33-48931                                (4)(d)
           June 15, 1992                       33-48931                                (4)(d)
           September 15, 1992                  33-48931                                (4)(e)
           April 1, 1993                       33-51139                                (4)(d)
           June 15, 1993                       33-51139                                (4)(d)
           September 15, 1993                  33-51139                                (4)(d)
           November 15, 1993                   1-2578                                  (4)(2)
           April 1, 1995                       1-2578                                  (4)(2)
           May 1, 1995                         1-2578                                  (4)(2)
           July 1, 1995                        1-2578                                  (4)(2)
           June 1, 1997                        1-2578                                  (4)(2)
           April 1, 1998                       1-2578                                  (4)(2)
           June 1, 1998                        1-2578                                  (4)(2)
           September 29, 1999                  1-2578                                  (4)(2)
           April 1, 2000                       1-2578                                  (4)(2)(a)
           April 1, 2000                       1-2578                                  (4)(2)(b)
           June 1, 2001                        1-2578

     (B) 4-2    - General Mortgage Indenture and Deed of Trust dated as of
                  January 1, 1998 between OE and the Bank of New York, as Trustee. (Registration No. 333-05277, Exhibit 4(g))

         10-1   - Administration Agreement between the CAPCO Group dated as of
                  September 14, 1967. (Registration No. 2-43102, Exhibit 5(c)(2)

         10-2   - Amendment No. 1 dated January 4, 1974 to Administration
                  Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-68906, Exhibit 5(c)(3))

         10-3   - Transmission Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (Registration No. 2-43102,
                  Exhibit 5(c)(3))

         10-4   - Amendment No. 1 dated as of January 1, 1993 to Transmission
                  Facilities Agreement between the CAPCO Group dated as of September 14, 1967. (1993 Form 10-K, Exhibit 10-4)

         10-5   - Agreement for the Termination or Construction of Certain
                  Agreements effective September 1, 1980 among the CAPCO Group. (Registration No. 2-68906, Exhibit 10-4)

         10-6   - Amendment dated as of December 23, 1993 to Agreement for the
                  Termination or Construction of Certain Agreements effective September 1, 1980 among the CAPCO Group. (1993 Form 10-K,
                  Exhibit 10-6)

         10-7   - CAPCO Basic Operating Agreement, as amended September 1,
                  1980. (Registration No. 2-68906, Exhibit 10-5)

         10-8   - Amendment No. 1 dated August 1, 1981, and Amendment No. 2 dated September 1, 1982 to CAPCO Basic Operating Agreement, as amended September 1, 1980. (September 30, 1981 Form 10-Q,
                  Exhibit 20-1 and 1982 Form 10-K, Exhibit 19-3, respectively)

         10-9   - Amendment No. 3 dated July 1, 1984 to CAPCO Basic Operating
                  Agreement, as amended September 1, 1980. (1985 Form 10-K,
                  Exhibit 10-7)

         10-10 - Basic Operating Agreement between the CAPCO Companies as amended October 1, 1991. (1991 Form 10-K, Exhibit 10-8)

         10-11 - Basic Operating Agreement between the CAPCO Companies as amended January 1, 1993. (1993 Form 10-K, Exhibit 10-11)

         10-12  - Memorandum of Agreement effective as of September 1, 1980 among the CAPCO Group. (1982 Form 10-K, Exhibit 19-2)

         10-13  - Operating Agreement for Beaver Valley Power Station Units
                  Nos. 1 and 2 as Amended and Restated September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 10-15)

         10-14 - Construction Agreement with respect to Perry Plant between the CAPCO Group dated as of July 22, 1974. (Registration No. 2-52251 of Toledo Edison Company, Exhibit 5(yy))

         10-15  - Amendment No. 3 dated as of October 31, 1980 to the Bond
                  Guaranty dated as of October 1, 1973, as amended, with respect to the CAPCO Group. (Registration No. 2-68906 of Pennsylvania Power Company, Exhibit 10-16)

         10-16  - Amendment No. 4 dated as of July 1, 1985 to the Bond
                  Guaranty dated as October 1, 1973, as amended, by the CAPCO Companies to National City Bank as Bond Trustee.
                         (1985 Form 10-K, Exhibit 10-30)

         10-17  - Amendment No. 5 dated as of May 1, 1986, to the Bond
                  Guaranty by the CAPCO Companies to National City Bank as Bond Trustee. (1986 Form 10-K, Exhibit 10-33)

         10-18  - Amendment No. 6A dated as of December 1, 1991, to the Bond
                  Guaranty dated as of October 1, 1973, by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-33)

         10-19  - Amendment No. 6B dated as of December 30, 1991, to the Bond
                  Guaranty dated as of October 1, 1973 by The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K,
                  Exhibit 10-34)

         10-20  - Bond Guaranty dated as of December 1, 1991, by The Cleveland
                  Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, The Toledo Edison Company to National City Bank, as Bond Trustee. (1991 Form 10-K, Exhibit 10-35)

         10-21  - Memorandum of Understanding dated March 31, 1985 among the
                  CAPCO Companies. (1985 Form 10-K, Exhibit 10-35)

     (C) 10-22  - Ohio Edison System Executive Supplemental Life Insurance Plan.
                  (1995 Form 10-K, Exhibit 10-44)

     (C) 10-23  - Ohio Edison System Executive Incentive Compensation Plan.
                  (1995 Form 10-K, Exhibit 10-45.)

     (C) 10-24  - Ohio Edison System Restated and Amended Executive Deferred
                  Compensation Plan. (1995 Form 10-K, Exhibit 10-46.)

     (C) 10-25  - Ohio Edison System Restated and Amended Supplemental
                  Executive Retirement Plan. (1995 Form 10-K, Exhibit 10-47.)

     (C) 10-26  - Severance pay agreement between Ohio Edison Company and W.
                  R. Holland. (1995 Form 10-K, Exhibit 10-48.)

     (C) 10-27  - Severance pay agreement between Ohio Edison Company and H.
                  P. Burg. (1995 Form 10-K, Exhibit 10-49.)

     (C) 10-28  - Severance pay agreement between Ohio Edison Company and A.
                  J. Alexander. (1995 Form 10-K, Exhibit 10-50.)

     (C) 10-29  - Severance pay agreement between Ohio Edison Company and
                  J. A. Gill. (1995 Form 10K, Exhibit 10-51.)

     (D) 10-30  - Participation Agreement dated as of March 16, 1987 among
                  Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-1.)

     (D) 10-31  - Amendment No. 1 dated as of September 1, 1987 to Participation
                  Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company (now The Bank of New York), as Indenture Trustee, and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-46.)

     (D) 10-32  - Amendment No. 3 dated as of May 16, 1988 to Participation
                  Agreement dated as of March 16, 1987, as amended among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-47.)

     (D) 10-33  - Amendment No. 4 dated as of November 1, 1991 to
                  Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-47.)

     (D) 10-34  - Amendment No. 5 dated as of November 24, 1992 to
                  Participation Agreement dated as of March 16, 1987, as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company as Lessee. (1992 Form 10-K, Exhibit 10-49.)

     (D) 10-35  - Amendment No. 6 dated as of January 12, 1993 to
                  Participation Agreement dated as of March 16, 1987 among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-50.)

     (D) 10-36  - Amendment No. 7 dated as of October 12, 1994 to
                  Participation Agreement dated as of March 16, 1987 as amended, among Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-54.)

     (D) 10-37  - Facility Lease dated as of March 16, 1987 between The First
                  National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1986 Form 10-K, Exhibit 28-2.)

     (D) 10-38  - Amendment No. 1 dated as of September 1, 1987 to Facility
                  Lease dated as of March 16, 1997 between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-49.)

     (D) 10-39  - Amendment No. 2 dated as of November 1, 1991, to Facility
                  Lease dated as of March 16, 1987, between The First National Bank of Boston, as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-50.)

     (D) 10-40  - Amendment No. 3 dated as of November 24, 1992 to Facility
                  Lease dated as March 16, 1987 as amended, between The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited partnership, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-54.)

     (D) 10-41  - Amendment No. 4 dated as of January 12, 1993 to Facility
                  Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-59.)

     (D) 10-42  - Amendment No. 5 dated as of October 12, 1994 to Facility
                  Lease dated as of March 16, 1987 as amended, between, The First National Bank of Boston, as Owner Trustee, with Perry One Alpha Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-60.)

     (D) 10-43  - Letter Agreement dated as of March 19, 1987 between Ohio
                  Edison Company, Lessee, and The First National Bank of Boston, Owner Trustee under a Trust dated March 16, 1987 with Chase Manhattan Realty Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-3.)

     (D) 10-44  - Ground Lease dated as of March 16, 1987 between Ohio Edison
                  Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with the Owner Participant, Tenant. (1986 Form 10-K,
                  Exhibit 28-4.)

     (D) 10-45  - Trust Agreement dated as of March 16, 1987 between Perry One
                  Alpha Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-5.)

     (D) 10-46  - Trust Indenture, Mortgage, Security Agreement and Assignment
                  of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of March 16, 1987 with Perry One Alpha Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-6.)

     (D) 10-47  - Supplemental Indenture No. 1 dated as of September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee and Irving Trust Company (now The Bank of New York), as Indenture Trustee. (1991 Form 10-K, Exhibit 10-55.)

     (D) 10-48  - Supplemental Indenture No. 2 dated as of November 1, 1991 to
                  Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-56.)

     (D) 10-49  - Tax Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-7.)

     (D) 10-50  - Amendment No. 1 dated as of November 1, 1991 to Tax
                  Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-58.)

     (D) 10-51  - Amendment No. 2 dated as of January 12, 1993 to Tax
                  Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-69.)

     (D) 10-52  - Amendment No. 3 dated as of October 12, 1994 to Tax
                  Indemnification Agreement dated as of March 16, 1987 between Perry One, Inc. and PARock Limited Partnership and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-70.)

     (D) 10-53  - Partial Mortgage Release dated as of March 19, 1987 under the Indenture between Ohio Edison Company and Bankers Trust Company, as Trustee, dated as of the 1st day of August 1930. (1986 Form 10-K, Exhibit 28-8.)

     (D) 10-54  - Assignment, Assumption and Further Agreement dated as of
                  March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-9.)

     (D) 10-55  - Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-10.)

     (D) 10-56  - Bill of Sale, Instrument of Transfer and Severance Agreement
                  dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership. (1986 Form 10-K,
                  Exhibit 28-11.)

     (D) 10-57  - Easement dated as of March 16, 1987 from Ohio Edison
                  Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Grantee. (1986 Form 10-K, File Exhibit 28-12.)

         10-58  - Participation Agreement dated as of March 16, 1987 among
                  Security Pacific Capital Leasing Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Hereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1986 Form 10-K, as Exhibit 28-13.)

         10-59  - Amendment No. 1 dated as of September 1, 1987 to
                  Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, The Original Loan Participants Listed in Schedule 1 thereto, as Original Loan Participants, PNPP Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-65.)

         10-60  - Amendment No. 4 dated as of November 1, 1991, to
                  Participation Agreement dated as of March 16, 1987 among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-66.)

         10-61  - Amendment No. 5 dated as of November 24, 1992 to
                  Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-71.)

         10-62  - Amendment No. 6 dated as of January 12, 1993 to
                  Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-80.)

         10-63  - Amendment No. 7 dated as of October 12, 1994 to
                  Participation Agreement dated as of March 16, 1987 as amended among Security Pacific Capital Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-81.)

         10-64  - Facility Lease dated as of March 16, 1987 between The First
                  National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, Lessor, and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-14.)

         10-65  - Amendment No. 1 dated as of September 1, 1987 to Facility
                  Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-68.)

         10-66  - Amendment No. 2 dated as of November 1, 1991 to Facility
                  Lease dated as of March 16, 1987 between The First National Bank of Boston as Owner Trustee, Lessor and Ohio Edison Company, Lessee. (1991 Form 10-K, Exhibit 10-69.)

         10-67  - Amendment No. 3 dated as of November 24, 1992 to Facility
                  Lease dated as of March 16, 1987, as amended, between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-75.)

         10-68  - Amendment No. 4 dated as of January 12, 1993 to Facility
                  Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-76.)

         10-69  - Amendment No. 5 dated as of October 12, 1994 to Facility
                  Lease dated as of March 16, 1987 as amended between, The First National Bank of Boston, as Owner Trustee, with Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-87.)

         10-70  - Letter Agreement dated as of March 19, 1987 between Ohio
                  Edison Company, as Lessee, and The First National Bank of Boston, as Owner Trustee under a Trust, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, required by Section 3(d) of the Facility Lease. (1986 Form 10-K, Exhibit 28-15.)

         10-71  - Ground Lease dated as of March 16, 1987 between Ohio Edison
                  Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Perry One Alpha Limited Partnership, Tenant. (1986 Form 10-K, Exhibit 28-16.)

         10-72  - Trust Agreement dated as of March 16, 1987 between Security
                  Pacific Capital Leasing Corporation, as Owner Participant, and The First National Bank of Boston. (1986 Form 10-K, Exhibit 28-17.)

         10-73 - Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Irving Trust Company, as Indenture Trustee. (1986 Form 10-K, Exhibit 28-18.)

         10-74 - Supplemental Indenture No. 1 dated as of September 1, 1987 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and Irving Trust Company (now The Bank of New York), as Indenture Trustee. (1991 Form 10-K, Exhibit 10-74.)

         10-75  - Supplemental Indenture No. 2 dated as of November 1, 1991 to
                  Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee and The Bank of New York, as Indenture Trustee. (1991 Form 10-K, Exhibit 10-75.)

         10-76 - Tax Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1986 Form 10-K, Exhibit 28-19.)

         10-77  - Amendment No. 1 dated as of November 1, 1991 to Tax
                  Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1991 Form 10-K, Exhibit 10-77.)

         10-78  - Amendment No. 2 dated as of January 12, 1993 to Tax
                  Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-96.)

         10-79  - Amendment No. 3 dated as of October 12, 1994 to Tax
                  Indemnification Agreement dated as of March 16, 1987 between Security Pacific Capital Leasing Corporation and Ohio Edison Company. (1994 Form 10-K, Exhibit 10-97.)

         10-80  - Assignment, Assumption and Further Agreement dated as of
                  March 16, 1987 among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1986 Form 10-K, Exhibit 28-20.)

         10-81 - Additional Support Agreement dated as of March 16, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, and Ohio Edison Company. (1986 Form 10-K, Exhibit 28-21.)

         10-82 - Bill of Sale, Instrument of Transfer and Severance Agreement dated as of March 19, 1987 between Ohio Edison Company, Seller, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Buyer. (1986 Form 10-K, Exhibit 28-22.)

         10-83  - Easement dated as of March 16, 1987 from Ohio Edison
                  Company, Grantor, to The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of March 16, 1987, with Security Pacific Capital Leasing Corporation, Grantee. (1986 Form 10-K, Exhibit 28-23.)

         10-84  - Refinancing Agreement dated as of November 1, 1991 among
                  Perry One Alpha Limited Partnership, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York, as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-82.)

         10-85  - Refinancing Agreement dated as of November 1, 1991 among
                  Security Pacific Leasing Corporation, as Owner Participant, PNPP Funding Corporation, as Funding Corporation, PNPP II Funding Corporation, as New Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee, The Bank of New York, as Collateral Trust Trustee, The Bank of New York as New Collateral Trust Trustee and Ohio Edison Company, as Lessee. (1991 Form 10-K, Exhibit 10-83.)

         10-86 - Ohio Edison Company Master Decommissioning Trust Agreement for Perry Nuclear Power Plant Unit One, Perry Nuclear Power Plant Unit Two, Beaver Valley Power Station Unit One and Beaver Valley Power Station Unit Two dated July 1, 1993. (1993 Form 10-K, Exhibit 10-94.)

         10-87  - Nuclear Fuel Lease dated as of March 31, 1989, between OES
                  Fuel, Incorporated, as Lessor, and Ohio Edison Company, as Lessee. (1989 Form 10-K, Exhibit 10-62.)

         10-88 - Receivables Purchase Agreement dated as November 28, 1989, as amended and restated as of April 23, 1993, between OES Capital, Incorporated, Corporate Asset Funding Company, Inc. and Citicorp North America, Inc. (1994 Form 10-K, Exhibit 10-106.)

         10-89 - Guarantee Agreement entered into by Ohio Edison Company dated as of January 17, 1991. (1990 Form 10-K, Exhibit 10-64.)

         10-90 - Transfer and Assignment Agreement among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1990 Form 10-K, Exhibit 10-65.)

         10-91  - Renunciation of Payments and Assignment among Ohio Edison
                  Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of January 4, 1991. (1990 Form 10-K, Exhibit 10-66.)

         10-92  - Transfer and Assignment Agreement dated May 20, 1994 among
                  Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K, Exhibit 10-110.)

         10-93  - Renunciation of Payments and Assignment among Ohio Edison
                  Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of May 20, 1994. (1994 Form 10-K, Exhibit 10-111.)

         10-94 - Transfer and Assignment Agreement dated October 12, 1994 among Ohio Edison Company and Chemical Bank, as trustee under the OE Power Contract Trust. (1994 Form 10-K, Exhibit 10-112.)

         10-95  - Renunciation of Payments and Assignment among Ohio Edison
                  Company, Monongahela Power Company, West Penn Power Company, and the Potomac Edison Company dated as of October 12, 1994. (1994 Form 10-K, Exhibit 10-113.)

     (E) 10-96  - Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company as Lessee. (1987 Form 10-K, Exhibit 28-1.)

     (E) 10-97  - Amendment No. 1 dated as of February 1, 1988, to
                  Participation Agreement dated as of September 15, 1987, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-2.)

     (E) 10-98  - Amendment No. 3 dated as of March 16, 1988 to Participation
                  Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-99.)

     (E) 10-99  - Amendment No. 4 dated as of November 5, 1992 to
                  Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-100.)

     (E) 10-100 - Amendment No. 5 dated as of September 30, 1994 to
                  Participation Agreement dated as of September 15, 1987, as amended, among Beaver Valley Two Pi Limited Partnership, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-118.)

     (E) 10-101 - Facility Lease dated as of September 15, 1987, between The
                  First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-3.)

     (E) 10-102 - Amendment No. 1 dated as of February 1, 1988, to Facility
                  Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-4.)

     (E) 10-103 - Amendment No. 2 dated as of November 5, 1992, to Facility
                  Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-103.)

     (E) 10-104 - Amendment No. 3 dated as of September 30, 1994 to Facility
                  Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Beaver Valley Two Pi Limited Partnership, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-122.)

     (E) 10-105 - Ground Lease and Easement Agreement dated as of September
                  15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, Tenant. (1987 Form 10-K, Exhibit 28-5.)

     (E) 10-106 - Trust Agreement dated as of September 15, 1987, between
                  Beaver Valley Two Pi Limited Partnership, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-6.)

     (E) 10-107 - Trust Indenture, Mortgage, Security Agreement and
                  Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-7.)

     (E) 10-108 - Supplemental Indenture No. 1 dated as of February 1, 1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of September 15, 1987 with Beaver Valley Two Pi Limited Partnership and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-8.)

     (E) 10-109 - Tax Indemnification Agreement dated as of September 15,
                  1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-9.)

     (E) 10-110 - Amendment No. 1 dated as of November 5, 1992 to Tax
                  Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-128.)

     (E) 10-111 - Amendment No. 2 dated as of September 30, 1994 to Tax
                  Indemnification Agreement dated as of September 15, 1987, between Beaver Valley Two Pi Inc. and PARock Limited Partnership as General Partners and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-129.)

     (E) 10-112 - Tax Indemnification Agreement dated as of September 15,
                  1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-10.)

     (E) 10-113 - Amendment No. 1 dated as of November 5, 1992 to Tax
                  Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-131.)

     (E) 10-114 - Amendment No. 2 dated as of September 30, 1994 to Tax
                  Indemnification Agreement dated as of September 15, 1987, between HG Power Plant, Inc., as Limited Partner and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-132.)

     (E) 10-115 - Assignment, Assumption and Further Agreement dated as of
                  September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company and Toledo Edison Company. (1987 Form 10-K,
                  Exhibit 28-11.)

     (E) 10-116 - Additional Support Agreement dated as of September 15,
                  1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Beaver Valley Two Pi Limited Partnership, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-12.)

     (F) 10-117 - Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-13.)

     (F) 10-118 - Amendment No. 1 dated as of February 1, 1988, to
                  Participation Agreement dated as of September 15, 1987, among Chrysler Consortium Corporation, as Owner Participant, the Original Loan Participants listed in Schedule 1 Thereto, as Original Loan Participants, BVPS Funding Corporation, as Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-14.)

     (F) 10-119 - Amendment No. 3 dated as of March 16, 1988 to Participation
                  Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, The First National Bank of Boston, as Owner Trustee, Irving Trust Company, as Indenture Trustee, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-114.)

     (F) 10-120 - Amendment No. 4 dated as of November 5, 1992 to
                  Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-115.)

     (F) 10-121 - Amendment No. 5 dated as of January 12, 1993 to
                  Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-139.)

     (F) 10-122 - Amendment No. 6 dated as of September 30, 1994 to
                  Participation Agreement dated as of September 15, 1987, as amended, among Chrysler Consortium Corporation, as Owner Participant, BVPS Funding Corporation, BVPS II Funding Corporation, The First National Bank of Boston, as Owner Trustee, The Bank of New York, as Indenture Trustee and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-140.)

     (F) 10-123 - Facility Lease dated as of September 15, 1987, between The
                  First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, as Lessee. (1987 Form 10-K, Exhibit 28-15.)

     (F) 10-124 - Amendment No. 1 dated as of February 1, 1988, to Facility
                  Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, Lessor, and Ohio Edison Company, Lessee. (1987 Form 10-K, Exhibit 28-16.)

     (F) 10-125 - Amendment No. 2 dated as of November 5, 1992 to Facility
                  Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-118.)

     (F) 10-126 - Amendment No. 3 dated as of January 12, 1993 to Facility
                  Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1992 Form 10-K, Exhibit 10-119.)

     (F) 10-127 - Amendment No. 4 dated as of September 30, 1994 to Facility
                  Lease dated as of September 15, 1987, as amended, between The First National Bank of Boston, as Owner Trustee, with Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-145.)

     (F) 10-128 - Ground Lease and Easement Agreement dated as of September
                  15, 1987, between Ohio Edison Company, Ground Lessor, and The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, Tenant. (1987 Form 10-K, Exhibit 28-17.)

     (F) 10-129 - Trust Agreement dated as of September 15, 1987, between
                  Chrysler Consortium Corporation, as Owner Participant, and The First National Bank of Boston. (1987 Form 10-K, Exhibit 28-18.)

     (F) 10-130 - Trust Indenture, Mortgage, Security Agreement and
                  Assignment of Facility Lease dated as of September 15, 1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K, Exhibit 28-19.)

     (F) 10-131 - Supplemental Indenture No. 1 dated as of February 1, 1988 to Trust Indenture, Mortgage, Security Agreement and Assignment of Facility Lease dated as of September 15, 1987 between The First National Bank of Boston, as Owner Trustee under a Trust Agreement dated as of

                  September 15, 1987 with Chrysler Consortium Corporation and Irving Trust Company, as Indenture Trustee. (1987 Form 10-K,
                  Exhibit 28-20.)

     (F) 10-132 - Tax Indemnification Agreement dated as of September 15,
                  1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, Lessee. (1987 Form 10-K,
                  Exhibit 28-21.)

     (F) 10-133 - Amendment No. 1 dated as of November 5, 1992 to Tax
                  Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-151.)

     (F) 10-134 - Amendment No. 2 dated as of January 12, 1993 to Tax
                  Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-152.)

     (F) 10-135 - Amendment No. 3 dated as of September 30, 1994 to Tax
                  Indemnification Agreement dated as of September 15, 1987, between Chrysler Consortium Corporation, as Owner Participant, and Ohio Edison Company, as Lessee. (1994 Form 10-K, Exhibit 10-153.)

     (F) 10-136 - Assignment, Assumption and Further Agreement dated as of
                  September 15, 1987, among The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, The Cleveland Electric Illuminating Company, Duquesne Light Company, Ohio Edison Company, Pennsylvania Power Company, and Toledo Edison Company. (1987 Form 10-K, Exhibit 28-22.)

     (F) 10-137 - Additional Support Agreement dated as of September 15,
                  1987, between The First National Bank of Boston, as Owner Trustee under a Trust Agreement, dated as of September 15, 1987, with Chrysler Consortium Corporation, and Ohio Edison Company. (1987 Form 10-K, Exhibit 28-23.)

         10-138 - Operating Agreement dated March 10, 1987 with respect to
                  Perry Unit No. 1 between the CAPCO Companies. (1987 Form 10-K,
                  Exhibit 28-24.)

         10-139 - Operating Agreement for Bruce Mansfield Units Nos. 1, 2 and
                  3 dated as of June 1, 1976, and executed on September 15, 1987, by and between the CAPCO Companies. (1987 Form 10-K,
                  Exhibit 28-25.)

         10-140 - Operating Agreement for W. H. Sammis Unit No. 7 dated as of
                  September 1, 1971 by and between the CAPCO Companies. (1987 Form 10-K, Exhibit 28-26.)

         10-141 - OE-APS Power Interchange Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company, and Monongahela Power Company and West Penn Power Company and The Potomac Edison Company. (1987 Form 10-K, Exhibit 28-27.)

         10-142 - OE-PEPCO Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company and Pennsylvania Power Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-28.)

         10-143 - Supplement No. 1 dated as of April 28, 1987, to the OE-PEPCO
                  Power Supply Agreement dated March 18, 1987, by and among Ohio Edison Company, Pennsylvania Power Company, and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-29.)

         10-144 - APS-PEPCO Power Resale Agreement dated March 18, 1987, by and among Monongahela Power Company, West Penn Power Company, and The Potomac Edison Company and Potomac Electric Power Company. (1987 Form 10-K, Exhibit 28-30.)

         12.2   - Consolidated fixed charge ratios.

     *   13.1   - OE 2002 Annual Report to Stockholders (Only those portions expressly incorporated by reference in this Form 10-K/A are to be deemed "filed" with the SEC.)

         21.1   - List of Subsidiaries of the Registrant at December 31, 2002.

     *   23.1   - Consent of Independent Auditors.

     *   31.1   - Certification letter from chief executive officer, as
                  adopted pursuant to Section 302 of the Sarbanes-Oxley Act.

     *   31.2   - Certification letter from chief financial officer, as
                  adopted pursuant to Section 302 or the Sarbanes-Oxley Act.

     *   32     - Certification letter from chief executive officer and
                  chief financial officer, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

    * Indicates revised exhibits included in this Form 10-K/A in electronic format. Reference is made to the original 10-K for the other exhibits filed therewith.

REPORTS ON FORM 8-K

OE

         OE filed three reports on Form 8-K since September 30, 2003. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements. A report dated August 8, 2003 reported a U.S. District Court ruling with respect to the W. H. Sammis Plant under the Clean Air Act. A report dated September 12, 2003 reported that FE, OE, CEI and TE have received an informal data request from the Securities and Exchange Commission related to the recent restatement of their 2002 financial statements.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        OHIO EDISON COMPANY
                                        -------------------
                                             Registrant

                                        /s/Harvey L. Wagner
                               ----------------------------------------
                                           Harvey L. Wagner
                                    Vice President and Controller
                                      Chief Accounting Officer

Date: September 24, 2003