Form 10-K/A
period 2002-12-31
OHIO EDISON CO
filed 2003-11-13
CIK 73960

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 3


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


                                EXPLANATORY NOTE


         The Registrant is filing this Amendment No. 3 to its Annual Report on Form 10-K/A for the year ended December 31, 2002 solely for the purpose of filing copies of the previously issued reports of its independent public accountants, PricewaterhouseCoopers LLP, and former independent public accountants, Arthur Andersen LLP, on the financial statements included in Item 8 thereof. Copies of such reports, dated in the case of PricewaterhouseCoopers LLP as of February 28, 2003, except as to Note 1(M), which is as of August 18, 2003, and in the case of Arthur Andersen LLP as of March 18, 2002, were inadvertently omitted from the amended and restated version of such Item included in the most recent amendment to that Form 10-K/A filed on September 24, 2003. Although Item 8 is restated herein in its entirety in accordance with applicable SEC regulations, no amendments or changes are reflected therein.

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

    Item  2.  Properties..................................................................................    *

    Item  3.  Legal Proceedings...........................................................................    *

    Item  4.  Submission of Matters to a Vote of Security Holders.........................................    *

PART II

    Item  5.  Market for Registrant's Common Equity and Related Stockholder Matters.......................    *

    Item  6.  Selected Financial Data.....................................................................    *

    Item  7.  Management's Discussion and Analysis of Results of Operations and Financial Condition.......    *

    Item  8.  Financial Statements and Supplementary Data.................................................    1

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

                                    PART II

THE FOLLOWING ITEM HAS BEEN AMENDED IN THIS AMENDMENT NO. 3:

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

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of Ohio Edison Company:

In our opinion, the accompanying consolidated balance sheet and consolidated statement of capitalization and the related consolidated statements of income, common stockholder's equity, preferred stock, cash flows and taxes present fairly, in all material respects, the financial position of Ohio Edison Company (a wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Ohio Edison Company and subsidiaries as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other independent auditors who have ceased operations. Those independent auditors expressed an unqualified opinion on those financials statements in their report dated March 18, 2002.

As discussed in Note 1(M) to the consolidated financial statements, the Company has restated its previously issued consolidated financial statements for the year ended December 31, 2002.




PricewaterhouseCoopers LLP
Cleveland, Ohio
February 28, 2003, except as to Note 1(M), which is as of August 18, 2003

The following report is a copy of a report previously issued by Arthur Andersen LLP (Andersen). This report has not been reissued by Andersen and Andersen did not consent to the incorporation by reference of this report (as included in this Form 10-K/A) into any of the Company's registration statements.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF OHIO EDISON COMPANY:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Ohio Edison Company (an Ohio corporation and wholly owned subsidiary of FirstEnergy Corp.) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, common stockholder's equity, preferred stock, cash flows and taxes for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ohio Edison Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP

Cleveland, Ohio,
  March 18, 2002.

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

         21.1   - List of Subsidiaries of the Registrant at December 31, 2002.

     *   23.1   - Consent of Independent Accountants.

     *   31.1   - Certification of chief executive officer, pursuant to Rule
                  13a-15(e)/15d-15(e).

     *   31.2   - Certification of chief financial officer, pursuant to Rule
                  13a-15(e)/15d-15(e).

     *   32     - Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.

    * Indicates revised exhibits included in this Form 10-K/A in electronic format. Reference is made to the original 10-K for the other exhibits filed therewith.

REPORTS ON FORM 8-K

OE

         OE filed four reports on Form 8-K since September 30, 2003. A report dated August 5, 2003 reported the pending restatement of 2002 FE, OE, CEI and TE financial statements. A report dated August 8, 2003 reported a U.S. District Court ruling with respect to the W. H. Sammis Plant under the Clean Air Act. A report dated September 12, 2003 reported that FE, OE, CEI and TE have received an informal data request from the Securities and Exchange Commission related to the recent restatement of their 2002 financial statements. A report dated October 21, 2003 reported the filing of a proposed rate stabilization plan with the PUCO.

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

Date: November 13, 2003