Form 10-K/A
period 2003-12-31
OHIO EDISON CO; PENNSYLVANIA POWER CO; TOLEDO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO; METROPOLITAN EDISON CO; PENNSYLVANIA ELECTRIC CO; JERSEY CENTRAL POWER & LIGHT CO; FIRSTENERGY CORP
filed 2004-06-25
CIK 73960, 77278, 352049, 20947, 65350, 77227, 53456, 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-K/A

(Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to ___________________

Commission        Registrant; State of Incorporation;        I.R.S. Employer
File Number          Address; and Telephone Number           Identification No.
-----------     -----------------------------------------    ------------------

                             AMENDMENT NO.1
                             --------------

333-21011       FIRSTENERGY CORP.                               34-1843785
                (An Ohio Corporation)
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-2578          OHIO EDISON COMPANY                             34-0437786
                (An Ohio Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-2323          THE CLEVELAND ELECTRIC ILLUMINATING COMPANY     34-0150020
                (An Ohio Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-3583          THE TOLEDO EDISON COMPANY                       34-4375005
                (An Ohio Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-3491          PENNSYLVANIA POWER COMPANY                      25-0718810
                (A Pennsylvania Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH 44308
                Telephone (800)736-3402

1-3141          JERSEY CENTRAL POWER & LIGHT COMPANY            21-0485010
                (A New Jersey Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-446           METROPOLITAN EDISON COMPANY                     23-0870160
                (A Pennsylvania Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402

1-3522          PENNSYLVANIA ELECTRIC COMPANY                   25-0718085
                (A Pennsylvania Corporation)
                c/o FirstEnergy Corp.
                76 South Main Street
                Akron, OH  44308
                Telephone (800)736-3402


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                                                      Name of Each Exchange
      Registrant                          Title of Each Class                           on Which Registered
      ----------             ---------------------------------------------         -----------------------------

FirstEnergy Corp.            Common Stock, $0.10 par value                          New York Stock Exchange

Ohio Edison Company          Cumulative Preferred Stock, $100 par value:
                                        3.90% Series                                All series registered on New
                                        4.40% Series                                York Stock Exchange and
                                        4.44% Series                                Chicago Stock Exchange
                                        4.56% Series


The Cleveland Electric       Cumulative Serial Preferred Stock, without
Illuminating Company         par value:
                                        $7.40 Series A                              Both series registered on New
                                        Adjustable Rate, Series L                   York Stock Exchange


The Toledo Edison            Cumulative Preferred Stock, par value
Company                      $100 per share:
                                        4.25% Series                                American Stock Exchange

                             Cumulative Preferred Stock, par value $25 per
                             share:
                                        $2.365 Series                               All series registered on
                                        Adjustable Rate, Series A                   New York Stock Exchange
                                        Adjustable Rate, Series B


                             First Mortgage Bonds:
                                        8% Series due 2003                          New York Stock Exchange


Pennsylvania Power           Cumulative Preferred Stock, $100
Company                      par value:
                                        4.24% Series                                All series registered on
                                        4.25% Series                                Philadelphia Stock Exchange
                                        4.64% Series


Jersey Central Power &       Cumulative Preferred Stock, without
Light Company                par value:
                                        4% Series                                   New York Stock Exchange


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

         Indicate by check mark whether each registrant is an accelerated filer (as defined in Rule 12b-2 of the Act):
Yes (X) No (  )   FirstEnergy Corp.
     -      --
Yes (  ) No (X)   Ohio Edison Company, Pennsylvania Power Company, The Cleveland
     --      -    Electric Illuminating Company, The Toledo Edison Company,
                  Jersey Central Power & Light Company, Metropolitan Edison
                  Company, and Pennsylvania Electric Company

         State  the  aggregate   market  value  of  the  common  stock  held  by
non-affiliates of the registrants: FirstEnergy Corp., $11,426,526,667 as of June 30, 2003; and for all other registrants, none.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                                                 OUTSTANDING
                  CLASS                                     As of MARCH 15, 2004
                  -----                                     --------------------
  FirstEnergy Corp., $0.10 par value                            329,836,276
  Ohio Edison Company, no par value                                     100
  The Cleveland Electric Illuminating Company, no par value      79,590,689
  The Toledo Edison Company, $5 par value                        39,133,887
  Pennsylvania Power Company, $30 par value                       6,290,000
  Jersey Central Power & Light Company, $10 par value            15,371,270
  Metropolitan Edison Company, no par value                         859,500
  Pennsylvania Electric Company, $20 par value                    5,290,596

FirstEnergy Corp. is the sole holder of Ohio Edison Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company common stock; Ohio Edison Company is the sole holder of Pennsylvania Power Company common stock.


Documents incorporated by reference (to the extent indicated herein):

                                                  PART OF FORM 10-K/A INTO WHICH
                  DOCUMENT                            DOCUMENT IS INCORPORTED
                  --------                        ------------------------------

FirstEnergy Corp. Annual Report to Stockholders
for the fiscal year ended December 31, 2003
(Pages 6-85)                                                Part II

Proxy Statement for 2004 Annual Meeting
of Stockholders to be held May 18, 2004                     Part III


         This combined Form 10-K/A is separately filed by FirstEnergy Corp., Ohio Edison Company, Pennsylvania Power Company, The Cleveland Electric Illuminating Company, The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company, and Pennsylvania Electric Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant, except that information relating to any of the seven FirstEnergy subsidiary registrants is also attributed to FirstEnergy.

                                EXPLANATORY NOTE
                                ----------------

         Item 9A is being amended to clarify that the respective Chief Executive Officer and Chief Financial Officer of the registrants concluded that the disclosure controls and procedures are effective, despite the material weakness described, because measures were taken to correct the weakness during the fourth quarter of 2003.

                                    FORM 10-K/A

                                TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Part I

    Item  1.  Business.....................................................   *
                The Company................................................   *
                Divestitures-
                  International Operations.................................   *
                  Generation Assets........................................   *
                  Other Domestic Assets....................................   *
                Risk Factors That May Affect Future Results................   *
                  Risks Related to Our Business............................   *
                  Risks Related to the Electric Utility Industry...........   *
                Utility Regulation.........................................   *
                  PUCO Rate Matters........................................   *
                  NJBPU Rate Matters.......................................   *
                  PPUC Rate Matters........................................   *
                  FERC Rate Matters........................................   *
                  Regulatory Accounting....................................   *
                Capital Requirements.......................................   *
                Met-Ed Capital Trust and Penelec Capital Trust.............   *
                Nuclear Regulation.........................................   *
                Nuclear Insurance..........................................   *
                Environmental Matters......................................   *
                  Air Regulation...........................................   *
                  Waste Disposal...........................................   *
                  Water Regulation.........................................   *
                  Summary..................................................   *
                Fuel Supply................................................   *
                System Capacity and Reserves...............................   *
                Regional Reliability.......................................   *
                Competition................................................   *
                Research and Development...................................   *
                Executive Officers.........................................   *
                FirstEnergy Website........................................   *

    Item  2.  Properties...................................................   *

    Item  3.  Legal Proceedings............................................   *

    Item  4.  Submission of Matters to a Vote of Security Holders..........   *

Part II

    Item  5.  Market for Registrant's Common Equity
                and Related Stockholder Matters............................   *

    Item  6.  Selected Financial Data......................................   *

    Item  7.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..............   *

    Item 7A.  Quantitative and Qualitative Disclosures
                About Market Risk..........................................   *

    Item  8.  Financial Statements and Supplementary Data..................   *

    Item  9.  Changes In and Disagreements with Accountants
                on Accounting and Financial Disclosure.....................   *

    Item 9A.  Controls and Procedures......................................  23

Part III

    Item 10.  Directors and Executive Officers of the Registrant...........   *

    Item 11.  Executive Compensation.......................................   *

    Item 12. Security Ownership of Certain Beneficial Owners
                and Management and Related Shareholder Matters.............   *

    Item 13.  Certain Relationships and Related Transactions...............   *

    Item 14.  Principal Accounting Fees and Services.......................   *

Part IV

    Item 15.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K....................................   *

  * Indicates the items that have not been revised and are not included in this Form 10-K/A. Reference is made to the original 10-K for the complete text of such items.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

         Each registrant's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated such registrant's disclosure controls and procedures, as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), as of the end date covered by this report. Based upon this evaluation, the respective Chief Executive Officer and Chief Financial Officer concluded that such registrant's disclosure controls and procedures are effective, despite the material weakness described below, because measures were taken to correct the weakness during the fourth quarter of 2003.

         During the fourth quarter of 2003, management identified expenses recognized during the first three quarters of 2003 related to activities that should have been recorded as capital expenditures as a result of untimely table updates in the registrants' automated work management system and inconsistent application of the allocation of costs to capital projects in the registrants' work management system.

         Management believes that this condition, which has been defined as a material weakness, was attributable to employee training and process changes that were not uniformly applied in connection with the registrants' recent implementation of a new Enterprise Resource Planning system. As a result, the quarterly financial results for JCP&L, Penelec and TE have been restated in each registrant's respective annual reports.

         As  discussed  below,   management  has  corrected  this  condition  by
strengthening the registrants' internal control procedures.

(b)  Changes in Internal Controls

         During the quarter ended December 31, 2003, management implemented the following measures to correct the condition discussed above:

         1. Increased training of field employees regarding the proper accounting for capital and expense projects;

         2. Established procedures to ensure that tables within the registrants' automated work management system are updated on a timely basis; and

         3. Reconfigured the registrants' automated work management system to identify the proper allocation of capital and expense projects.

         Except for the changes noted above, there were no other changes in the registrants' internal controls over the financial reporting that have materially affected, or are reasonably likely to materially affect, the registrants' internal control over financial reporting.

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

                                           PENNSYLVANIA POWER COMPANY
                                           --------------------------
                                                    Registrant

                                      JERSEY CENTRAL POWER & LIGHT COMPANY
                                      ------------------------------------
                                                    Registrant

                                           METROPOLITAN EDISON COMPANY
                                           ---------------------------
                                                    Registrant

                                           PENNSYLVANIA ELECTRIC COMPANY
                                           -----------------------------
                                                    Registrant



                                               /s/  Harvey L. Wagner
                                     ------------------------------------------
                                                    Harvey L. Wagner
                                                Vice President, Controller
                                               and Chief Accounting Officer

Date:  June 25, 2004