Form 10-Q/A
period 2006-11-01
OHIO EDISON CO; PENNSYLVANIA POWER CO; FIRSTENERGY CORP
filed 2006-11-01
CIK 73960, 77278, 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large Accelerated Filer (X)	FirstEnergy Corp.
Accelerated Filer ( )	N/A
Non-accelerated Filer (X)	Ohio Edison Company, Pennsylvania Power Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ( ) No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	AS OF AUGUST 7, 2006
FirstEnergy Corp., $.10 par value	329,836,276
Ohio Edison Company, no par value	80
Pennsylvania Power Company, $30 par value	6,290,000

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

This Form 10-Q/A includes forward-looking statements based on information currently available to management. Such statements are subject to certain risks and uncertainties. These statements typically contain, but are not limited to, the terms "anticipate," "potential," "expect," "believe," "estimate" and similar words. Actual results may differ materially due to the speed and nature of increased competition and deregulation in the electric utility industry, economic or weather conditions affecting future sales and margins, changes in markets for energy services, changing energy and commodity market prices, replacement power costs being higher than anticipated or inadequately hedged, the continued ability of FirstEnergy Corp.’s regulated utilities to collect transition and other charges or to recover increased transmission costs, maintenance costs being higher than anticipated, legislative and regulatory changes (including revised environmental requirements), and the legal and regulatory changes resulting from the implementation of the Energy Policy Act of 2005 (including, but not limited to, the repeal of the Public Utility Holding Company Act of 1935), the uncertainty of the timing and amounts of the capital expenditures needed to, among other things, implement the Air Quality Compliance Plan (including that such amounts could be higher than anticipated) or levels of emission reductions related to the Consent Decree resolving the New Source Review litigation, adverse regulatory or legal decisions and outcomes (including, but not limited to, the revocation of necessary licenses or operating permits, fines or other enforcement actions and remedies) of governmental investigations and oversight, including by the Securities and Exchange Commission, the United States Attorney’s Office, the Nuclear Regulatory Commission and the various state public utility commissions as disclosed in the registrants’ Securities and Exchange Commission filings, generally, and with respect to the Davis-Besse Nuclear Power Station outage and heightened scrutiny at the Perry Nuclear Power Plant in particular, the timing and outcome of various proceedings before the Public Utilities Commission of Ohio (including, but not limited to, the successful resolution of the issues remanded to the PUCO by the Ohio Supreme Court regarding the RSP) and the Pennsylvania Public Utility Commission, including the transition rate plan filings for Met-Ed and Penelec, the continuing availability and operation of generating units, the ability of generating units to continue to operate at, or near full capacity, the inability to accomplish or realize anticipated benefits from strategic goals (including employee workforce initiatives), the anticipated benefits from voluntary pension plan contributions, the ability to improve electric commodity margins and to experience growth in the distribution business, the ability to access the public securities and other capital markets and the cost of such capital, the outcome, cost and other effects of present and potential legal and administrative proceedings and claims related to the August 14, 2003 regional power outages, the successful implementation of the share repurchase program approved by the Board of Directors in June 2006, the risks and other factors discussed from time to time in the registrants’ Securities and Exchange Commission filings, including their annual report on Form 10-K for the year ended December 31, 2005, and other similar factors. A security rating is not a recommendation to buy, sell or hold securities and it may be subject to revision or withdrawal at any time by the credit rating agency. The registrants expressly disclaim any current intention to update any forward-looking statements contained herein as a result of new information, future events, or otherwise.

EXPLANATORY NOTE

        This combined Amendment No. 1 on Form 10-Q/A for the quarter ended June 30, 2006 is being filed by FirstEnergy Corp., Ohio Edison Company and Pennsylvania Power Company to correct a misclassification in their respective Consolidated Statements of Cash Flows for the six months ended June 30, 2006, contained in Part I, Item 1, Consolidated Financial Statements. This correction does not affect the respective registrants’ previously reported consolidated statements of income and comprehensive income for the three months and six ended June 30, 2006 and consolidated balance sheet as of June 30, 2006 contained in the combined Form 10-Q for the quarter ended June 30, 2006, as originally filed on August 7, 2006. Except for Part I, Items 1, 2 and 4 and certain exhibits under Part II, Item 6, no other information included in the Form 10-Q as originally filed is being revised by, or repeated in this amendment.

As discussed in Note 1 to the consolidated financial statements of FirstEnergy Corp., Ohio Edison Company and Pennsylvania Power Company, the registrants have restated their respective consolidated statements of cash flows principally to correct a misclassification of a Pennsylvania Power Company’s cash receipt from the liquidation in the first quarter of 2006 of temporary cash investments (restricted cash related to the 2005 generation asset transfers). The correction of classification of the cash receipt resulted in an approximately $78 million decrease in previously reported cash flows from operating activities, a corresponding increase in previously reported cash flows from investing activities and no effect on the previously reported net increase in cash and cash equivalents in the consolidated statements of cash flows of FirstEnergy, Ohio Edison and Pennsylvania Power.

 Please note that the information contained in this Amendment No. 1, including the consolidated financial statements and notes thereto, does not reflect events occurring after the date of the original Form 10-Q filing, except to the extent described above. Such events include, among others, the events described in our reports under the Securities Exchange Act of 1934, as amended, filed with the SEC since August 7, 2006.

TABLE OF CONTENTS

Pages
Glossary of Terms	ii-iv

Part I. Financial Information

Items 1. and 2. - Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Consolidated Financial Statements	1-29

FirstEnergy Corp.

Consolidated Statements of Income	30
Consolidated Statements of Comprehensive Income	31
Consolidated Balance Sheets	32
Consolidated Statements of Cash Flows	33
Report of Independent Registered Public Accounting Firm	34
Management's Discussion and Analysis of Results of Operations and	35-73
Financial Condition

Ohio Edison Company

Consolidated Statements of Income and Comprehensive Income	74
Consolidated Balance Sheets	75
Consolidated Statements of Cash Flows	76
Report of Independent Registered Public Accounting Firm	77
Management's Discussion and Analysis of Results of Operations and	78-90
Financial Condition

Pennsylvania Power Company

Consolidated Statements of Income	91
Consolidated Balance Sheets	92
Consolidated Statements of Cash Flows	93
Report of Independent Registered Public Accounting Firm	94
Management's Discussion and Analysis of Results of Operations and
Financial Condition	95-103

Item 4. Controls and Procedures.	104

Part II. Other Information

Item 6. Exhibits.	105

i

GLOSSARY OF TERMS

The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

ATSI	American Transmission Systems, Inc., owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
Centerior	Centerior Energy Corporation, former parent of CEI and TE, which merged with OE to form FirstEnergy on November 8, 1997
CFC	Centerior Funding Corporation, a wholly owned finance subsidiary of CEI
Companies	OE, CEI, TE, Penn, JCP&L, Met-Ed and Penelec
FENOC	FirstEnergy Nuclear Operating Company, operates nuclear generating facilities
FES	FirstEnergy Solutions Corp., provides energy-related products and services
FESC	FirstEnergy Service Company, provides legal, financial, and other corporate support services
FGCO	FirstEnergy Generation Corp., owns and operates non-nuclear generating facilities
FirstCom	First Communications, LLC, provides local and long-distance telephone service
FirstEnergy	FirstEnergy Corp., a public utility holding company
FSG	FirstEnergy Facilities Services Group, LLC, the parent company of several heating, ventilation, air conditioning and energy management companies
GPU	GPU, Inc., former parent of JCP&L, Met-Ed and Penelec, which merged with FirstEnergy on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
JCP&L Transition	JCP&L Transition Funding LLC, a Delaware limited liability company and issuer of transition bonds
JCP&L Transition Funding II	JCP&L Transition Funding II LLC, a Delaware limited liability company and issuer of transition bonds
Met-Ed	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MYR	MYR Group, Inc., a utility infrastructure construction service company
NGC	FirstEnergy Nuclear Generation Corp., owns nuclear generating facilities
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
OE Companies	OE and Penn
Ohio Companies	CEI, OE and TE
Penelec	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
PNBV	PNBV Capital Trust, a special purpose entity created by OE in 1996
Shippingport	Shippingport Capital Trust, a special purpose entity created by CEI and TE in 1997
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TEBSA	Termobarranquilla S.A., Empresa de Servicios Publicos

The following abbreviations and acronyms are used to identify frequently used terms in this report:

ALJ	Administrative Law Judge
AOCL	Accumulated Other Comprehensive Loss
APB	Accounting Principles Board
APB 25	APB Opinion No. 25, "Accounting for Stock Issued to Employees"
APB 29	APB Opinion No. 29, "Accounting for Nonmonetary Transactions"
ARB	Accounting Research Bulletin
ARB 43	ARB No. 43, "Restatement and Revision of Accounting Research Bulletins"
ARO	Asset Retirement Obligation
B&W	Babcock & Wilcox Company
BGS	Basic Generation Service
BTU	British Thermal Unit
CAIDI	Customer Average Interruption Duration Index
CAIR	Clean Air Interstate Rule
CAL	Confirmatory Action Letter
CAMR	Clean Air Mercury Rule
CBP	Competitive Bid Process
CIEP	Commercial Industrial Energy Price
CO2	Carbon Dioxide
CTC	Competitive Transition Charge
DCPD	Deferred Compensation Plan for Outside Directors
DIG C20
Derivatives Implementation Group Issue No. C20, “Scope Exceptions: Interpretations of the
Meaning of Not Clearly and Closely Related in Paragraph 10(b) regarding Contracts with a
Price Adjustment Feature”

DOJ	United States Department of Justice

GLOSSARY OF TERMS (Cont'd.)

DRA	Division of the Ratepayer Advocate
ECAR	East Central Area Reliability Coordination Agreement
EDCP	Executive Deferred Compensation Plan
EITF	Emerging Issues Task Force
EITF 04-13	EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty"
EPA	Environmental Protection Agency
EPACT	Energy Policy Act of 2005
ERO	Electric Reliability Organization
ESOP	Employee Stock Ownership Plan
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FIN	FASB Interpretation
FIN 46(R)	FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities"
FIN 46(R)-6	FIN 46(R)-6, “Determining the Variability to be Considered in Applying FASB interpretation No. 46(R)”
FIN 47	FIN 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143"
FIN 48	FIN 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109”
FMB	First Mortgage Bonds
FSP	FASB Staff Position
GAAP	Accounting Principles Generally Accepted in the United States
GCAF	Generation Charge Adjustment Factor
GHG	Greenhouse Gases
KWH	Kilowatt-hours
LOC	Letter of Credit
LTIP	Long-Term Incentive Program
MEIUG	Met-Ed Industrial Users Group
MISO	Midwest Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investors Service
MOU	Memorandum of Understanding
MTC	Market Transition Charge
MW	Megawatts
NAAQS	National Ambient Air Quality Standards
NERC	North American Electric Reliability Council
NJBPU	New Jersey Board of Public Utilities
NOAC	Northwest Ohio Aggregation Coalition
NOPR	Notice of Proposed Rulemaking
NOV	Notices of Violation
NOX	Nitrogen Oxide
NRC	Nuclear Regulatory Commission
NUG	Non-Utility Generation
NUGC	Non-Utility Generation Charge
OCA	Office of Consumer Advocate
OCC	Office of the Ohio Consumers' Counsel
OCI	Other Comprehensive Income
OPEB	Other Post-Employment Benefits
OSBA	Office of Small Business Advocate
OTS	Office of Trial Staff
PaDEP	Pennsylvania Department of Environmental Protection
PCAOB	Public Company Accounting Oversight Board
PICA	Penelec Industrial Customer Association
PJM	PJM Interconnection L. L. C.
PLR	Provider of Last Resort
PPUC	Pennsylvania Public Utility Commission
PRP	Potentially Responsible Party
PUCO	Public Utilities Commission of Ohio
PUHCA	Public Utility Holding Company Act of 1935
RCP	Rate Certainty Plan
RFP	Request for Proposal
RSP	Rate Stabilization Plan
RTC	Regulatory Transition Charge
RTO	Regional Transmission Organization

GLOSSARY OF TERMS (Cont'd.)

RTOR	Through and Out Rates
S&P	Standard & Poor’s Ratings Service
SAIFI	System Average Interruption Frequency Index
SBC	Societal Benefits Charge
SEC	U.S. Securities and Exchange Commission
SECA	Seams Elimination Cost Adjustment
SFAS	Statement of Financial Accounting Standards
SFAS 123	SFAS No. 123, "Accounting for Stock-Based Compensation"
SFAS 123(R)	SFAS No. 123(R), "Share-Based Payment"
SFAS 133	SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”
SFAS 140	SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”
SFAS 143	SFAS No. 143, "Accounting for Asset Retirement Obligations"
SFAS 144	SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"
SO2	Sulfur Dioxide
SRM	Special Reliablity Master
TBC	Transition Bond Charge
TMI-2	Three Mile Island Unit 2
VIE	Variable Interest Entity
VMEP	Vegetation Management Enhancement Project

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

Restatement of the Consolidated Statements of Cash Flows

FirstEnergy, OE and Penn are restating their respective Consolidated Statements of Cash Flows for the six months ended June 30, 2006. This corrects a misclassification of a $78 million cash receipt between cash flows from operating activities and cash flows from investing activities. The cash receipt resulted from the liquidation of cash investments (restricted cash related to the 2005 generation asset transfers) in the first quarter of 2006. Penn is a subsidiary of OE, which is a direct subsidiary of FirstEnergy. The first quarter 2006 cash receipt was previously reported as a source of cash under “Prepayments and other current assets” in cash flows from operating activities and should have been reported as a source of cash under “Cash Investments” in cash flows provided from (used for) investing activities. This correction of a misclassification resulted in a $78 million decrease in previously reported cash flows from operating activities and a corresponding increase in cash flows from (used for) investing activities in the FirstEnergy, OE and Penn consolidated statements of cash flows for the six months ended June 30, 2006. The second quarter of 2006 also included an immaterial misclassification of a non-cash item related to OE’s termination of a capital lease. The termination of the lease arrangement was previously reported as a $12 million use of cash under “Nuclear fuel and lease amortization” in cash flows from operating activities, a $2 million use of cash under “Redemptions and repayments” in cash flows from financing activities and a $14 million source of cash under “Property additions” in cash flows used for investing activities. However, this non-cash transaction should not have been reflected in the consolidated statements of cash flows. This correction of classification resulted in a $12 million increase in cash flows from operating activities, a $2 million increase in cash from financing activities and a $14 million increase in cash used for investing activities in the FirstEnergy and OE consolidated statements of cash flows for the six months ended June 30, 2006. These corrections do not change FirstEnergy’s, OE’s and Penn’s previously reported statements of income and comprehensive income for the three months and six months ended June 30, 2006, their consolidated balance sheets as of June 30, 2006 or the net increase or decrease in cash and cash equivalents in their respective consolidated statements of cash flows.

The effect of the corrections on FirstEnergy’s, OE’s and Penn’s Consolidated Statements of Cash Flows for the six months ended June 30, 2006 are as follows:

FIRSTENERGY

	Six Months Ended
	June 30, 2006
	As Previously	As
	Reported	Restated
	(In millions)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$525	$525
Adjustments to reconcile net income to net cash from operating activities -
Provision fordepreciation	292	292
Amortization of regulatory assets	421	421
Deferral of new regulatory assets	(226)	(226)
Nuclear fuel and lease amortization	30	42
Deferred purchased power and other costs	(239)	(239)
Deferred income taxes and investment tax credits, net	32	32
Deferred rents and lease market valuation liability	(105)	(105)
Accrued compensation and retirement benefits	33	33
Commodity derivative transactions, net	25	25
Cash collateral	(55)	(55)
Decrease (Increase) in operating assets -
Receivables	83	83
Materials and supplies	(71)	(71)
Prepayments and other current assets	(81)	(159)
Increase (Decrease) in operating liabilities -
Accounts payable	(40)	(40)
Accrued taxes	(45)	(45)
Accrued interest	-	-
Electric service prepayment programs	(29)	(29)
Other	1	1
Net cash provided from operating activities	551	485

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing -
Long-term debt	1,053	1,053
Short-term borrowings, net	371	371
Redemptions and Repayments -
Preferred stock	(30)	(30)
Long-term debt	(487)	(485)
Net controlled disbursement activity	5	5
Common stock dividend payments	(296)	(296)
Net cash provided from financing activities	616	618

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(725)	(739)
Proceeds from asset sales	59	59
Proceeds from nuclear decommissioning trust fund sales	925	925
Investments in nuclear decommissioning trust funds	(932)	(932)
Cash investments	40	118
Other	(15)	(15)
Net cash used for investing activities	(648)	(584)

Net increase in cash and cash equivalents	$519	$519

OE

	Six Months Ended
	June 30, 2006
	As Previously	As
	Reported	Restated
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,039	$123,039
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	35,563	35,563
Amortization of regulatory assets	97,305	97,305
Deferral of new regulatory assets	(78,323)	(78,323)
Nuclear fuel and lease amortization	(11,337)	721
Deferred purchased power costs	-	-
Amortization of lease costs	(4,334)	(4,334)
Deferred income taxes and investment tax credits, net	(17,351)	(17,351)
Accrued compensation and retirement benefits	930	930
Decrease (increase) in operating assets-
Receivables	66,215	66,215
Prepayments and other current assets	70,335	(7,913)
Increase (decrease) in operating liabilities-
Accounts payable	(45,894)	(45,894)
Accrued taxes	9,378	9,378
Accrued interest	(1,183)	(1,183)
Electric service prepayment programs	(16,838)	(16,838)
Other	(8,772)	(8,772)
Net cash provided from operating activities	218,733	152,543

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing -
Long-term debt	599,778	599,778
Short-term borrowings, net	-	-
Redemptions and Repayments -
Preferred stock	-	-
Long-term debt	(146,893)	(145,316)
Short-term borrowings, net	(176,708)	(176,708)
Dividend Payments -
Common stock	(35,000)	(35,000)
Preferred stock	(1,317)	(1,317)
Net cash provided from financing activities	239,860	241,437

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(49,659)	(63,294)
Proceeds from nuclear decommissioning trust fund sales	30,269	30,269
Investments in nuclear decommissioning trust funds	(30,961)	(30,961)
Loans to associated companies, net	112,840	112,840
Cash investments	-	78,248
Other	23,281	23,281
Net cash provided from investing activities	85,770	150,383

Net increase in cash and cash equivalents	$544,363	$544,363

PENN

	Six Months Ended
	June 30, 2006
	As Previously	As
	Reported	Restated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,495	$3,495
Adjustments to reconcile net income to net cash from operating activities-
Provision for depreciation	4,126	4,126
Amortization of regulatory assets	3,411	3,411
Deferred income taxes and investment tax credits, net	(2,383)	(2,383)
Decrease (increase) in operating assets-
Receivables	41,562	41,562
Prepayments and other current assets	69,267	(8,981)
Increase (decrease) in operating liabilities-
Accounts payable	(52,779)	(52,779)
Accrued taxes	(5,602)	(5,602)
Accrued interest	(807)	(807)
Other	(3,290)	(3,290)
Net cash provided from (used for) operating activities	57,000	(21,248)

CASH FLOWS FROM FINANCING ACTIVITIES	(53,752)	(53,752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(10,216)	(10,216)
Loans to associated companies	7,057	7,057
Cash investments	-	78,248
Other	(75)	(75)
Net cash from (used for) investing activities	(3,234)	75,014

Net increase in cash and cash equivalents	$14	$14

2. - EARNINGS PER SHARE

Basic earnings per share are computed using the weighted average of actual common shares outstanding during the respective period as the denominator. The denominator for diluted earnings per share reflects the weighted average of common shares outstanding plus the potential additional common shares that could result if dilutive securities and other agreements to issue common stock were exercised. The following table reconciles the computation of basic and diluted earnings per share of common stock before discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Reconciliation of Basic and Diluted Earnings per Share	2006	2005	2006	2005
	(In millions, except per share amounts)

Income Before Discontinued Operations	$304	$179	$525	$320
Less: Redemption premium on subsidiary preferred stock	(3)	-	(3)	-
Earnings on Common Stock Before Discontinued Operations	$301	$179	$522	$320

Weighted Average Shares of Common Stock Outstanding:
Denominator for basic earnings per share	328	328	328	328
Assumed exercise of dilutive stock options and awards	2	2	2	2
Denominator for diluted earnings per share	330	330	330	330

Earnings Before Discontinued Operations per Common Share:
Basic	$0.92	$0.54	$1.59	$0.98
Diluted	$0.91	$0.54	$1.58	$0.97

3. - GOODWILL

FirstEnergy's goodwill primarily relates to its regulated services segment. In the six months ended June 30, 2006, FirstEnergy adjusted goodwill related to the divestiture of a non-core asset (62% interest in MYR), a successful tax claim relating to the former Centerior companies, and an adjustment to the former GPU companies due to the realization of a tax benefit that had been reserved in purchase accounting. Adjustments to goodwill in the second quarter of 2006 were immaterial. The following table reconciles changes to goodwill for the six months ended June 30, 2006.

Goodwill Reconciliation	FirstEnergy	CEI	TE	JCP&L	Met-Ed	Penelec
	(In millions)
Balance as of January 1, 2006	$6,010	$1,689	$501	$1,986	$864	$882
Non-core assets sale	(53)
Adjustments related to Centerior acquisition	(1)	(1)
Adjustments related to GPU acquisition	(16)	-	-	(8)	(4)	(4)
Balance as of June 30, 2006	$5,940	$1,688	$501	$1,978	$860	$878

4. - DIVESTITURES AND DISCONTINUED OPERATIONS

In March 2006, FirstEnergy sold 60% of its interest in MYR for an after-tax gain of $0.2 million. In June 2006, FirstEnergy sold an additional 1.67% interest. As a result of the March sale, FirstEnergy deconsolidated MYR in the first quarter of 2006 and accounts for its remaining 38.33% interest under the equity method.

In March 2005, FirstEnergy sold 51% of its interest in FirstCom for an after-tax gain of $4 million. FirstEnergy accounts for its remaining 31.85% interest in FirstCom under the equity method.

During the first six months of 2005, FirstEnergy sold three FSG subsidiaries (Cranston, Elliott-Lewis and Spectrum), an MYR subsidiary (Power Piping) and FES' retail natural gas business, resulting in aggregate after-tax gains of $17 million. The remaining FSG subsidiaries continue to be actively marketed and qualify as assets held for sale in accordance with SFAS 144 because FirstEnergy anticipates that the transfer of these remaining FSG assets, with a net carrying value of $48 million as of June 30, 2006, will qualify for recognition as completed sales within one year. As of June 30, 2006, the FSG subsidiaries classified as held for sale did not meet the criteria for discontinued operations. The carrying amounts of FSG's assets and liabilities held for sale are not material and have not been classified as assets held for sale on FirstEnergy's Consolidated Balance Sheets. See Note 13 for FSG's segment financial information.

        Net results (including the gains on sales of assets discussed above) for Cranston, Elliott-Lewis, Power Piping and FES' retail natural gas business of $(1) million and $18 million for the three months and six months ended June 30, 2005, respectively, are reported as discontinued operations on FirstEnergy's Consolidated Statements of Income. Pre-tax operating results for these entities were $(2) million and $2 million for the three months and six months ended June 30, 2005, respectively. Revenues associated with discontinued operations for the three months and six months ended June 30, 2005 were $11 million and $206 million, respectively. The following table summarizes the sources of income from discontinued operations for the three months and six months ended June 30, 2005:

	Three Months	Six Months
	(In millions)
Discontinued Operations (Net of tax)
Gain on sale:
Natural gas business	$-	$5
FSG and MYR subsidiaries	-	12
Reclassification of operating income (loss)	(1)	1
Total	$(1)	$18

5. - DERIVATIVE INSTRUMENTS

FirstEnergy is exposed to financial risks resulting from the fluctuation of interest rates and commodity prices, including prices for electricity, natural gas, coal and energy transmission. To manage the volatility relating to these exposures, FirstEnergy uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes. FirstEnergy’s Risk Policy Committee, comprised of members of senior management, provides general management oversight to risk management activities. The Committee is responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practices.

FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheet at their fair value unless they meet the normal purchase and normal sales exception criterion. Derivatives that meet that criterion are accounted for on the accrual basis. The changes in the fair value of derivative instruments that do not meet the normal purchase and sales criterion are recorded in current earnings, in AOCL, or as part of the value of the hedged item, depending on whether or not it is designated as part of a hedge transaction, the nature of the hedge transaction and hedge effectiveness.

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

The net deferred losses of $30 million included in AOCL as of June 30, 2006, for derivative hedging activity, as compared to the December 31, 2005 balance of $78 million of net deferred losses, resulted from a net $35 million decrease related to current hedging activity and a $13 million decrease due to net hedge losses included in earnings during the six months ended June 30, 2006. Approximately $9 million (after tax) of the net deferred losses on derivative instruments in AOCL as of June 30, 2006 is expected to be reclassified to earnings during the next twelve months as hedged transactions occur. The fair value of these derivative instruments fluctuate from period to period based on various market factors.

FirstEnergy has entered into swaps that have been designated as fair value hedges of fixed-rate, long-term debt issues to protect against the risk of changes in the fair value of fixed-rate debt instruments due to lower interest rates. Swap maturities, call options, fixed interest rates received, and interest payment dates match those of the underlying debt obligations. During the first six months of 2006, FirstEnergy unwound swaps with a total notional amount of $350 million for which it paid $1 million in cash. The losses will be recognized in earnings over the remaining maturity of each respective hedged security as increased interest expense. As of June 30, 2006, the aggregate notional value of interest rate swap agreements outstanding was $750 million.

During 2005 and the first six months of 2006, FirstEnergy entered into several forward starting swap agreements (forward swaps) in order to hedge a portion of the consolidated interest rate risk associated with the anticipated issuances of fixed-rate, long-term debt securities for one or more of its subsidiaries during 2006 - 2008 as outstanding debt matures. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. FirstEnergy revised the tenor and timing of its financing plan during the first six months of 2006. FirstEnergy terminated and revised its forward swaps, ultimately terminating swaps with an aggregate notional value of $600 million as its subsidiaries issued long-term debt in the second quarter. As required by SFAS 133, FirstEnergy assessed the amount of ineffectiveness of the hedges at each termination. FirstEnergy received cash gains of $41 million, of which approximately $6 million ($4 million net of tax) was deemed ineffective and recognized in earnings in the first six months of 2006. The remaining gain deemed effective in the amount of approximately $35 million ($22 million net of tax) was recorded in other comprehensive income and will subsequently be recognized in earnings over the terms of the respective forward swaps. As of June 30, 2006, FirstEnergy had forward swaps with an aggregate notional amount of $550 million and a long-term debt Securities fair value of $29 million.

6. - STOCK BASED COMPENSATION

Effective January 1, 2006, FirstEnergy adopted SFAS 123(R), which requires the expensing of stock-based compensation. Under SFAS 123(R), all share-based compensation cost is measured at the grant date based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. FirstEnergy adopted the modified prospective method, under which compensation expense recognized in the second quarter and six months ended June 30, 2006 included the expense for all share-based payments granted prior to but not yet vested as of January 1, 2006. Results for prior periods were not restated.

Prior to the adoption of SFAS 123(R) on January, 1, 2006, FirstEnergy’s LTIP, EDCP, ESOP, and DCPD stock-based compensation programs were accounted for under the recognition and measurement principles of APB 25 and related interpretations. The LTIP includes four stock-based compensation programs - restricted stock, restricted stock units, stock options and performance shares.

Under APB 25, no compensation expense was reflected in net income for stock options as all options granted under those plans have exercise prices equal to the market value of the underlying common stock on the respective grant dates, resulting in substantially no intrinsic value. The pro forma effects on net income for stock options were instead disclosed in a footnote to the financial statements. Under APB 25 and SFAS 123(R) expense was recorded in the income statement for restricted stock, restricted stock units, performance shares and the EDCP and DCPD programs. No stock options have been granted since the third quarter of 2004. Consequently, the impact of adopting SFAS 123(R) was not material to FirstEnergy's net income and earnings per share in the second quarter and six months ended June 30, 2006. In the year of adoption, all disclosures prescribed by SFAS 123(R) are required to be included in both the quarterly Form 10-Q filings as well as the annual Form 10-K filing. However, due to the immaterial impact of the adoption of SFAS 123(R) on FirstEnergy's financial results, only condensed disclosure has been provided. Reference is made to FirstEnergy’s annual report on Form 10-K for the year ended December 31, 2005 for expanded annual disclosure.

The following table illustrates the effect on net income and earnings per share for the three months and six months ended June 30, 2005, as if FirstEnergy had adopted SFAS 123(R) as of January 1, 2005:

	Three Months	Six Months
	(In millions, except per share amounts)

Net Income, as reported	$178	$338

Add back compensation expense
reported in net income, net of tax (based on
APB 25)*	14	22

Deduct compensation expense based
upon estimated fair value, net of tax*	(17)	(28)

Pro forma net income	$175	$332
Earnings Per Share of Common Stock -
Basic
As Reported	$0.54	$1.03
Pro Forma	$0.53	$1.01
Diluted
As Reported	$0.54	$1.02
Pro Forma	$0.53	$1.01

* Includes restricted stock, restricted stock units, stock options, performance shares, ESOP, EDCP and DCPD.

7. - ASSET RETIREMENT OBLIGATIONS

FirstEnergy has recognized applicable legal obligations under SFAS 143 for nuclear power plant decommissioning, reclamation of a sludge disposal pond and closure of two coal ash disposal sites. In addition, FirstEnergy has recognized conditional retirement obligations (primarily for asbestos remediation) in accordance with FIN 47, which was implemented on December 31, 2005. Had FIN 47 been applied in the six months ended June 30, 2005, the impact on earnings would have been immaterial.

      The ARO liability of $1.2 billion as of June 30, 2006 primarily relates to the nuclear decommissioning of the Beaver Valley, Davis-Besse, Perry and TMI-2 nuclear generating facilities. The obligation to decommission these units was developed based on site specific studies performed by an independent engineer. FirstEnergy uses an expected cash flow approach to measure the fair value of the nuclear decommissioning ARO.

      FirstEnergy maintains nuclear decommissioning trust funds that are legally restricted for purposes of settling the nuclear decommissioning ARO. As of June 30, 2006, the fair value of the decommissioning trust assets was $1.8 billion.

The following tables analyze changes to the ARO balances during the three months and six months ended June 30, 2006 and 2005, respectively.

Three Months Ended	FirstEnergy	OE	CEI	TE	Penn	JCP&L	Met-Ed	Penelec
	(In millions)
ARO Reconciliation
Balance, April 1, 2006	$1,148	$84	$8	$25	$-	$81	$144	$73
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	(6)	-	(6)	-	-	-	-	-
Accretion	18	1	-	1	-	1	2	1
Revisions in estimated
cashflows	-	-	-	-	-	-	-	-
Balance, June 30, 2006	$1,160	$85	$2	$26	$-	$82	$146	$74

Balance, April 1, 2005	$1,095	$204	$276	$198	$141	$74	$135	$67
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	-	-	-	-	-	-	-	-
Accretion	18	4	5	3	2	1	2	1
Revisions in estimated
cashflows	-	-	-	-	-	-	-	-
Balance, June 30, 2005	$1,113	$208	$281	$201	$143	$75	$137	$68

Six Months Ended	FirstEnergy	OE	CEI	TE	Penn	JCP&L	Met-Ed	Penelec
	(In millions)
ARO Reconciliation
Balance, January 1, 2006	$1,126	$83	$8	$25	$-	$80	$142	$72
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	(6)	-	(6)	-	-	-	-	-
Accretion	36	2	-	1	-	2	4	2
Revisions in estimated
cashflows	4	-	-	-	-	-	-	-
Balance, June 30, 2006	$1,160	$85	$2	$26	$-	$82	$146	$74

Balance, January 1, 2005	$1,078	$201	$272	$195	$138	$72	$133	$67
Liabilities incurred	-	-	-	-	-	-	-	-
Liabilities settled	-	-	-	-	-	-	-	-
Accretion	35	7	9	6	5	3	4	1
Revisions in estimated
cashflows	-	-	-	-	-	-	-	-
Balance, June 30, 2005	$1,113	$208	$281	$201	$143	$75	$137	$68

8. - PENSION AND OTHER POSTRETIREMENT BENEFITS

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

The components of FirstEnergy's net periodic pension and other postretirement benefit costs (including amounts capitalized) for the three months and six months ended June 30, 2006 and 2005 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2006	2005	2006	2005
	(In millions)
Service cost	$21	$19	$41	$38
Interest cost	66	64	133	128
Expected return on plan assets	(99)	(86)	(198)	(173)
Amortization of prior service cost	2	2	5	4
Recognized net actuarial loss	15	9	29	18
Net periodic cost	$5	$8	$10	$15

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Postretirement Benefits	2006	2005	2006	2005
	(In millions)
Service cost	$9	$10	$17	$20
Interest cost	26	27	52	55
Expected return on plan assets	(12)	(11)	(23)	(22)
Amortization of prior service cost	(19)	(11)	(37)	(22)
Recognized net actuarial loss	14	10	27	20
Net periodic cost	$18	$25	$36	$51

Pension and postretirement benefit obligations are allocated to FirstEnergy’s subsidiaries employing the plan participants. FirstEnergy’s subsidiaries capitalize employee benefits related to construction projects. The net periodic pension costs (credits) and net periodic postretirement benefit costs (including amounts capitalized) recognized by each of the Companies for the three months and six months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefit Cost (Credit)	2006	2005	2006	2005
	(In millions)
OE	$(1.1)	$0.2	$(2.1)	$0.4
Penn	(0.4)	(0.2)	(0.8)	(0.4)
CEI	1.0	0.3	1.9	0.7
TE	0.2	0.3	0.4	0.6
JCP&L	(1.4)	(0.3)	(2.7)	(0.5)
Met-Ed	(1.7)	(1.1)	(3.5)	(2.2)
Penelec	(1.3)	(1.3)	(2.7)	(2.7)
Other FirstEnergy subsidiaries	9.9	9.6	20.0	19.1
	$5.2	$7.5	$10.5	$15.0

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Postretirement Benefit Cost	2006	2005	2006	2005
	(In millions)
OE	$3.4	$5.8	$6.8	$11.5
Penn	0.8	1.2	1.6	2.4
CEI	2.8	3.8	5.5	7.6
TE	2.0	2.2	4.0	4.3
JCP&L	0.6	1.5	1.2	4.2
Met-Ed	0.7	0.4	1.5	0.8
Penelec	1.8	2.0	3.6	4.0
Other FirstEnergy subsidiaries	6.1	8.1	12.1	16.2
	$18.2	$25.0	$36.3	$51.0

9. - VARIABLE INTEREST ENTITIES

FIN 46R addresses the consolidation of VIEs, including special-purpose entities, that are not controlled through voting interests or in which the equity investors do not bear the entity's residual economic risks and rewards. FirstEnergy and its subsidiaries consolidate VIEs when they are determined to be the VIE's primary beneficiary as defined by FIN 46R.

Leases

FirstEnergy’s consolidated financial statements include PNBV and Shippingport, VIEs created in 1996 and 1997, respectively, to refinance debt originally issued in connection with sale and leaseback transactions. PNBV and Shippingport financial data are included in the consolidated financial statements of OE and CEI, respectively.

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

OE, CEI and TE are exposed to losses under the applicable sale-leaseback agreements upon the occurrence of certain contingent events that each company considers unlikely to occur. OE, CEI and TE each have a maximum exposure to loss under these provisions of approximately $1 billion, which represents the net amount of casualty value payments upon the occurrence of specified casualty events that render the applicable plant worthless. Under the applicable sale-leaseback agreements, OE, CEI and TE have net minimum discounted lease payments of $640 million, $98 million and $498 million, respectively, that would not be payable if the casualty value payments are made.

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

Since FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs it incurs for power. FirstEnergy expects any above-market costs it incurs to be recovered from customers. As of June 30, 2006, the net above-market loss liability projected for these eight NUG agreements was $74 million. Purchased power costs from these entities during the three months and six months ended June 30, 2006 and 2005 are shown in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)
JCP&L	$19	$21	$34	$42
Met-Ed	16	14	33	30
Penelec	7	7	14	14
Total	$42	$42	$81	$86

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

10. - COMMITMENTS, GUARANTEES AND CONTINGENCIES

(A)  GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds and LOCs. As of June 30, 2006, outstanding guarantees and other assurances totaled approximately $3.5 billion consisting of contract guarantees ($1.9 billion), surety bonds ($0.1 billion) and LOCs ($1.5 billion).

FirstEnergy guarantees energy and energy-related payments of its subsidiaries involved in energy commodity activities principally to facilitate normal physical transactions involving electricity, gas, emission allowances and coal. FirstEnergy also provides guarantees to various providers of subsidiary financing principally for the acquisition of property, plant and equipment. These agreements legally obligate FirstEnergy to fulfill the obligations of those subsidiaries directly involved in energy and energy-related transactions or financing where the law might otherwise limit the counterparties' claims. If demands of a counterparty were to exceed the ability of a subsidiary to satisfy existing obligations, FirstEnergy's guarantee enables the counterparty's legal claim to be satisfied by other FirstEnergy assets. The likelihood is remote that such parental guarantees of $0.8 billion (included in the $1.9 billion discussed above) as of June 30, 2006 would increase amounts otherwise payable by FirstEnergy to meet its obligations incurred in connection with financings and ongoing energy and energy-related activities.

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating-downgrade or “material adverse event” the immediate posting of cash collateral or provision of an LOC may be required of the subsidiary. As of June 30, 2006, FirstEnergy's maximum exposure under these collateral provisions was $501 million.

Most of FirstEnergy's surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related FirstEnergy guarantees of $146 million provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction jobs, environmental commitments and various retail transactions.

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
		$550

        FirstEnergy has also guaranteed the obligations of the operators of the TEBSA project up to a maximum of $6 million (subject to escalation) under the project's operations and maintenance agreement. In connection with the sale of TEBSA in January 2004, the purchaser indemnified FirstEnergy against any loss under this guarantee. FirstEnergy has also provided an LOC ($36 million as of June 30, 2006), which is renewable and declines yearly based upon the senior outstanding debt of TEBSA.

(B) ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate FirstEnergy with regard to air and water quality and other environmental matters. The effects of compliance on the Companies with regard to environmental matters could have a material adverse effect on FirstEnergy's earnings and competitive position to the extent that it competes with companies that are not subject to such regulations and therefore do not bear the risk of costs associated with compliance, or failure to comply, with such regulations. Overall, FirstEnergy believes it is in compliance with existing regulations but is unable to predict future changes in regulatory policies and what, if any, the effects of such changes would be. FirstEnergy estimates additional capital expenditures for environmental compliance of approximately $1.8 billion for 2006 through 2010.

FirstEnergy accrues environmental liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. Unasserted claims are reflected in FirstEnergy’s determination of environmental liabilities and are accrued in the period that they are both probable and reasonably estimable.

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

The EPA Region 5 issued a Finding of Violation and NOV to the Bay Shore Power Plant dated June 15, 2006 alleging violations to various sections of the Clean Air Act. A meeting has been scheduled for August 8, 2006 to discuss the alleged violations with the EPA.

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

National Ambient Air Quality Standards

In July 1997, the EPA promulgated changes in the NAAQS for ozone and fine particulate matter. In March 2005, the EPA finalized the CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR provides each affected state until 2006 to develop implementing regulations to achieve additional reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2). FirstEnergy's Michigan, Ohio and Pennsylvania fossil-fired generation facilities will be subject to caps on SO2 and NOX emissions, whereas its New Jersey fossil-fired generation facility will be subject to only a cap on NOX emissions. According to the EPA, SO2 emissions will be reduced by 45% (from 2003 levels) by 2010 across the states covered by the rule, with reductions reaching 73% (from 2003 levels) by 2015, capping SO2 emissions in affected states to just 2.5 million tons annually. NOX emissions will be reduced by 53% (from 2003 levels) by 2009 across the states covered by the rule, with reductions reaching 61% (from 2003 levels) by 2015, achieving a regional NOX cap of 1.3 million tons annually. The future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which FirstEnergy operates affected facilities.

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized the CAMR, which provides a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases. Initially, mercury emissions will be capped nationally at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program). Phase II of the mercury cap-and-trade program will cap nationwide mercury emissions from coal-fired power plants at 15 tons per year by 2018. However, the final rules give states substantial discretion in developing rules to implement these programs. In addition, both the CAIR and the CAMR have been challenged in the United States Court of Appeals for the District of Columbia. FirstEnergy's future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which FirstEnergy operates affected facilities.

The model rules for both CAIR and CAMR contemplate an input-based methodology to allocate allowances to affected facilities. Under this approach, allowances would be allocated based on the amount of fuel consumed by the affected sources. FirstEnergy would prefer an output-based generation-neutral methodology in which allowances are allocated based on megawatts of power produced. Since this approach is based on output, new and non-emitting generating facilities, including renewables and nuclear, would be entitled to their proportionate share of the allowances. Consequently, FirstEnergy would be disadvantaged if these model rules were implemented because FirstEnergy’s substantial reliance on non-emitting (largely nuclear) generation is not recognized under the input-based allocation.

Pennsylvania has proposed a new rule to regulate mercury emissions from coal-fired power plants that does not provide a cap-and-trade approach as in CAMR, but rather follows a command and control approach imposing emission limits on individual sources. If adopted as proposed, Pennsylvania’s mercury regulation would deprive FirstEnergy of mercury emission allowances that were to be allocated to the Mansfield Plant under CAMR and that would otherwise be available for achieving FirstEnergy system-wide compliance. The future cost of compliance with these regulations, if adopted and implemented as proposed, may be substantial.

W. H. Sammis Plant

In 1999 and 2000, the EPA issued NOV or Compliance Orders to nine utilities alleging violations of the Clean Air Act based on operation and maintenance of 44 power plants, including the W. H. Sammis Plant, which was owned at that time by OE and Penn. In addition, the DOJ filed eight civil complaints against various investor-owned utilities, including a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. These cases are referred to as New Source Review cases. On March 18, 2005, OE and Penn announced that they had reached a settlement with the EPA, the DOJ and three states (Connecticut, New Jersey, and New York) that resolved all issues related to the W. H. Sammis Plant New Source Review litigation. This settlement agreement was approved by the Court on July 11, 2005, and requires reductions of NOX and SO2 emissions at the W. H. Sammis Plant and other coal-fired plants through the installation of pollution control devices and provides for stipulated penalties for failure to install and operate such pollution controls in accordance with that agreement. Consequently, if FirstEnergy fails to install such pollution control devices, for any reason, including, but not limited to, the failure of any third-party contractor to timely meet its delivery obligations for such devices, FirstEnergy could be exposed to penalties under the settlement agreement. Capital expenditures necessary to meet those requirements are currently estimated to be $1.5 billion (the primary portion of which is expected to be spent in the 2008 to 2011 time period). On August 26, 2005, FGCO entered into an agreement with Bechtel Power Corporation under which Bechtel will engineer, procure, and construct air quality control systems for the reduction of sulfur dioxide emissions. The settlement agreement also requires OE and Penn to spend up to $25 million toward environmentally beneficial projects, which include wind energy purchased power agreements over a 20-year term. OE and Penn agreed to pay a civil penalty of $8.5 million. Results for the first quarter of 2005 included the penalties paid by OE and Penn of $7.8 million and $0.7 million, respectively. OE and Penn also recognized liabilities in the first quarter of 2005 of $9.2 million and $0.8 million, respectively, for probable future cash contributions toward environmentally beneficial projects.

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

FirstEnergy cannot currently estimate the financial impact of climate change policies, although the potential restrictions on CO2 emissions could require significant capital and other expenditures. The CO2 emissions per KWH of electricity generated by FirstEnergy is lower than many regional competitors due to its diversified generation sources, which include low or non-CO2 emitting gas-fired and nuclear generators.

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

On September 7, 2004, the EPA established new performance standards under Section 316(b) of the Clean Water Act for reducing impacts on fish and shellfish from cooling water intake structures at certain existing large electric generating plants. The regulations call for reductions in impingement mortality, when aquatic organisms are pinned against screens or other parts of a cooling water intake system, and entrainment, which occurs when aquatic species are drawn into a facility's cooling water system. FirstEnergy is conducting comprehensive demonstration studies, due in 2008, to determine the operational measures, equipment or restoration activities, if any, necessary for compliance by its facilities with the performance standards. FirstEnergy is unable to predict the outcome of such studies. Depending on the outcome of such studies, the future cost of compliance with these standards may require material capital expenditures.

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

The Companies have been named as PRPs at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site are liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of June 30, 2006, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey; those costs are being recovered by JCP&L through a non-bypassable SBC. Total liabilities of approximately $70 million (JCP&L - $55 million, CEI - $2 million, and other subsidiaries- $13 million) have been accrued through June 30, 2006.

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

In August 2002, the trial court granted partial summary judgment to JCP&L and dismissed the plaintiffs' claims for consumer fraud, common law fraud, negligent misrepresentation, and strict product liability. In November 2003, the trial court granted JCP&L's motion to decertify the class and denied plaintiffs' motion to permit into evidence their class-wide damage model indicating damages in excess of $50 million. These class decertification and damage rulings were appealed to the Appellate Division. The Appellate Division issued a decision on July 8, 2004, affirming the decertification of the originally certified class, but remanding for certification of a class limited to those customers directly impacted by the outages of JCP&L transformers in Red Bank, New Jersey. On September 8, 2004, the New Jersey Supreme Court denied the motions filed by plaintiffs and JCP&L for leave to appeal the decision of the Appellate Division. In December 2005, JCP&L argued its motion for summary judgment before the New Jersey Superior Court on its renewed motion to decertify the class and on remaining plaintiffs' negligence and breach of contract claims. These motions remain pending. FirstEnergy is unable to predict the outcome of these matters and no liability has been accrued as of June 30, 2006.

On August 14, 2003, various states and parts of southern Canada experienced widespread power outages. The outages affected approximately 1.4 million customers in FirstEnergy's service area. The U.S. - Canada Power System Outage Task Force’s final report in April 2004 on the outages concluded, among other things, that the problems leading to the outages began in FirstEnergy’s Ohio service area. Specifically, the final report concluded, among other things, that the initiation of the August 14, 2003 power outages resulted from an alleged failure of both FirstEnergy and ECAR to assess and understand perceived inadequacies within the FirstEnergy system; inadequate situational awareness of the developing conditions; and a perceived failure to adequately manage tree growth in certain transmission rights of way. The Task Force also concluded that there was a failure of the interconnected grid's reliability organizations (MISO and PJM) to provide effective real-time diagnostic support. The final report is publicly available through the Department of Energy’s Web site (www.doe.gov). FirstEnergy believes that the final report does not provide a complete and comprehensive picture of the conditions that contributed to the August 14, 2003 power outages and that it does not adequately address the underlying causes of the outages. FirstEnergy remains convinced that the outages cannot be explained by events on any one utility's system. The final report contained 46 “recommendations to prevent or minimize the scope of future blackouts.” Forty-five of those recommendations related to broad industry or policy matters while one, including subparts, related to activities the Task Force recommended be undertaken by FirstEnergy, MISO, PJM, ECAR, and other parties to correct the causes of the August 14, 2003 power outages. FirstEnergy implemented several initiatives, both prior to and since the August 14, 2003 power outages, which were independently verified by NERC as complete in 2004 and were consistent with these and other recommendations and collectively enhance the reliability of its electric system. FirstEnergy’s implementation of these recommendations in 2004 included completion of the Task Force recommendations that were directed toward FirstEnergy. FirstEnergy is also proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability coordinators may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future as the result of adoption of mandatory reliability standards pursuant to the EPACT that could require additional material expenditures.

FirstEnergy companies also are defending six separate complaint cases before the PUCO relating to the August 14, 2003 power outage. Two cases were originally filed in Ohio State courts but were subsequently dismissed for lack of subject matter jurisdiction and further appeals were unsuccessful. In these cases the individual complainants—three in one case and four in the other—sought to represent others as part of a class action. The PUCO dismissed the class allegations, stating that its rules of practice do not provide for class action complaints. Three other pending PUCO complaint cases were filed by various insurance carriers either in their own name as subrogees or in the name of their insured. In each of these three cases, the carrier seeks reimbursement from various FirstEnergy companies (and, in one case, from PJM, MISO and American Electric Power Company, Inc., as well) for claims paid to insureds for damages allegedly arising as a result of the loss of power on August 14, 2003. The listed insureds in these cases, in many instances, are not customers of any FirstEnergy company. The sixth case involves the claim of a non-customer seeking reimbursement for losses incurred when its store was burglarized on August 14, 2003. FirstEnergy filed a Motion to Dismiss on June 13, 2006. It is currently expected that this case will be summarily dismissed, although the Motion is still pending. On March 7, 2006, the PUCO issued a ruling applicable to all pending cases. Among its various rulings, the PUCO consolidated all of the pending outage cases for hearing; limited the litigation to service-related claims by customers of the Ohio operating companies; dismissed FirstEnergy as a defendant; ruled that the U.S.-Canada Power System Outage Task Force Report was not admissible into evidence; and gave the plaintiffs additional time to amend their complaints to otherwise comply with the PUCO’s underlying order. Also, most complainants, along with the FirstEnergy companies, filed applications for rehearing with the PUCO over various rulings contained in the March 7, 2006 order. On April 26, 2006, the PUCO granted rehearing to allow the insurance company claimants, as insurers, to prosecute their claims in their name so long as they also identify the underlying insured entities and the Ohio utilities that provide their service. The PUCO denied all other motions for rehearing. The plaintiffs in each case have since filed an amended complaint and the named FirstEnergy companies have answered and also have filed a motion to dismiss each action. These motions are pending. Additionally, on June 23, 2006, one of the insurance carrier complainants filed an appeal with the Ohio Supreme Court over the PUCO’s denial of motion for rehearing on the issue of the admissibility of the Task Force Report and the dismissal of FirstEnergy Corp. as a respondent. Briefing is expected to be completed on this appeal by mid-September. It is unknown when the Supreme Court will rule on the appeal. No estimate of potential liability is available for any of these cases.

In addition to the above proceedings, FirstEnergy was named in a complaint filed in Michigan State Court by an individual who is not a customer of any FirstEnergy company. FirstEnergy's motion to dismiss the matter was denied on June 2, 2006. FirstEnergy has since filed an appeal, which is pending. A responsive pleading to this matter has been filed. Also, the complaint has been amended to include an additional party. No estimate of potential liability has been undertaken in this matter.

FirstEnergy was also named, along with several other entities, in a complaint in New Jersey State Court. The allegations against FirstEnergy were based, in part, on an alleged failure to protect the citizens of Jersey City from an electrical power outage. None of FirstEnergy’s subsidiaries serve customers in Jersey City. A responsive pleading has been filed. On April 28, 2006, the Court granted FirstEnergy's motion to dismiss. The plaintiff has not appealed.

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

Nuclear Plant Matters

On January 20, 2006, FENOC announced that it had entered into a deferred prosecution agreement with the U.S. Attorney’s Office for the Northern District of Ohio and the Environmental Crimes Section of the Environment and Natural Resources Division of the DOJ related to FENOC’s communications with the NRC during the fall of 2001 in connection with the reactor head issue at the Davis-Besse Nuclear Power Station. Under the agreement, which expires on December 31, 2006, the United States acknowledged FENOC’s extensive corrective actions at Davis-Besse, FENOC’s cooperation during investigations by the DOJ and the NRC, FENOC’s pledge of continued cooperation in any related criminal and administrative investigations and proceedings, FENOC’s acknowledgement of responsibility for the behavior of its employees, and its agreement to pay a monetary penalty. The DOJ will refrain from seeking an indictment or otherwise initiating criminal prosecution of FENOC for all conduct related to the statement of facts attached to the deferred prosecution agreement, as long as FENOC remains in compliance with the agreement, which FENOC fully intends to do. FENOC paid a monetary penalty of $28 million (not deductible for income tax purposes) which reduced FirstEnergy's earnings by $0.09 per common share in the fourth quarter of 2005.

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

On October 20, 2004, FirstEnergy was notified by the SEC that the previously disclosed informal inquiry initiated by the SEC's Division of Enforcement in September 2003 relating to the restatements in August 2003 of previously reported results by FirstEnergy and the Ohio Companies, and the Davis-Besse extended outage, have become the subject of a formal order of investigation. The SEC's formal order of investigation also encompasses issues raised during the SEC's examination of FirstEnergy and the Companies under the now repealed PUHCA. Concurrent with this notification, FirstEnergy received a subpoena asking for background documents and documents related to the restatements and Davis-Besse issues. On December 30, 2004, FirstEnergy received a subpoena asking for documents relating to issues raised during the SEC's PUHCA examination. On August 24, 2005, additional information was requested regarding Davis-Besse-related disclosures, which has been provided. FirstEnergy has cooperated fully with the informal inquiry and continues to do so with the formal investigation.

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

The City of Huron filed a complaint against OE with the PUCO challenging the ability of electric distribution utilities to collect transition charges from a customer of a newly-formed municipal electric utility. The complaint was filed on May 28, 2003, and OE timely filed its response on June 30, 2003. In a related filing, the Ohio Companies filed for approval with the PUCO of a tariff that would specifically allow the collection of transition charges from customers of municipal electric utilities formed after 1998. Both filings were consolidated for hearing and decision described above. An adverse ruling could negatively affect full recovery of transition charges by the utility. Hearings on the matter were held in August 2005. Initial briefs from all parties were filed on September 22, 2005 and reply briefs were filed on October 14, 2005. On May 10, 2006, the PUCO issued its Opinion and Order dismissing the City’s complaint and approving the related tariffs, thus affirming OE’s entitlement to recovery of its transition charges. The City of Huron filed an application for rehearing of the PUCO’s decision on June 9, 2006 and OE filed a memorandum in opposition to that application on June 19, 2006. The PUCO denied the City’s application for rehearing on June 28, 2006. The City of Huron has 60 days from the denial of rehearing to appeal the PUCO’s decision.

If it were ultimately determined that FirstEnergy or its subsidiaries have legal liability or are otherwise made subject to liability based on the above matters, it could have a material adverse effect on FirstEnergy's or its subsidiaries' financial condition, results of operations and cash flows.

11. - REGULATORY MATTERS

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

As a result of outages experienced in JCP&L’s service area in 2002 and 2003, the NJBPU had implemented reviews into JCP&L’s service reliability. In 2004, the NJBPU adopted an MOU that set out specific tasks related to service reliability to be performed by JCP&L and a timetable for completion and endorsed JCP&L’s ongoing actions to implement the MOU. On June 9, 2004, the NJBPU approved a Stipulation that incorporates the final report of an SRM who made recommendations on appropriate courses of action necessary to ensure system-wide reliability. The Stipulation also incorporates the Executive Summary and Recommendation portions of the final report of a focused audit of JCP&L’s Planning and Operations and Maintenance programs and practices (Focused Audit). A final order in the Focused Audit docket was issued by the NJBPU on July 23, 2004. On February 11, 2005, JCP&L met with the DRA to discuss reliability improvements. The SRM completed his work and issued his final report to the NJBPU on June 1, 2006. A meeting was held between JCP&L and the NJBPU on June 29, 2006 to discuss the SRM’s final report. JCP&L filed a comprehensive response to the NJBPU on July 14, 2006. JCP&L continues to file compliance reports reflecting activities associated with the MOU and Stipulation.

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

The NERC has been preparing the implementation aspects of reorganizing its structure to meet the FERC’s certification requirements for the ERO. The NERC made a filing with the FERC on April 4, 2006 to obtain certification as the ERO and to obtain FERC approval of delegation agreements with regional entities. The new FERC rule referred to above, further provides for reorganizing regional reliability organizations (regional entities) that would replace the current regional councils and for rearranging the relationship with the ERO. The “regional entity” may be delegated authority by the ERO, subject to FERC approval, for enforcing reliability standards adopted by the ERO and approved by the FERC. The ERO filing was noticed on April 7, 2006 and comments and reply comments were filed in May, June and July 2006. On July 20, 2006, the FERC certified NERC as the ERO to implement the provisions of Section 215 of the Federal Power Act. The FERC directed NERC to make a compliance filing within ninety days addressing such issues as the regional delegation agreements.

On April 4, 2006, NERC also submitted a filing with the FERC seeking approval of mandatory reliability standards. These reliability standards are based, with some modifications, on the current NERC Version O reliability standards with some additional standards. The reliability standards filing was noticed by the FERC on April 18, 2006. In that notice, the FERC announced its intent to issue a Notice of Proposed Rulemaking on the proposed reliability standards at a future date. On May 11, 2006, the FERC staff released a preliminary assessment that cited many deficiencies in the proposed reliability standards. The NERC and industry participants filed comments in response to the Staff’s preliminary assessment. The FERC held a technical conference on the proposed reliability standards on July 6, 2006. The chairman has indicated that the FERC intends to act on the proposed reliability standards by issuing a NOPR in September of this year. Interested parties will be given the opportunity to comment on the NOPR. NERC has requested an effective date of January 1, 2007 for the proposed reliability standards.

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

On May 2, 2006, the NERC Board of Trustees adopted eight new cyber security standards that replaced interim standards put in place in the wake of the September 11, 2001 terrorist attacks, and thirteen additional reliability standards. The security standards became effective on June 1, 2006, and the remaining standards will become effective throughout 2006 and 2007. NERC intends to file the standards with the FERC and relevant Canadian authorities for approval.

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

OHIO

On October 21, 2003 the Ohio Companies filed their RSP case with the PUCO. On August 5, 2004, the Ohio Companies accepted the RSP as modified and approved by the PUCO in an August 4, 2004 Entry on Rehearing, subject to a CBP. The RSP was intended to establish generation service rates beginning January 1, 2006, in response to the PUCO’s concerns about price and supply uncertainty following the end of the Ohio Companies' transition plan market development period. In October 2004, the OCC and NOAC filed appeals with the Supreme Court of Ohio to overturn the original June 9, 2004 PUCO order in the proceeding as well as the associated entries on rehearing. On September 28, 2005, the Supreme Court of Ohio heard oral arguments on the appeals. On May 3, 2006, the Supreme Court of Ohio issued an opinion affirming the PUCO's order with respect to the approval of the rate stabilization charge, approval of the shopping credits, the granting of interest on shopping credit incentive deferral amounts, and approval of the Ohio Companies’ financial separation plan. It remanded one matter back to the PUCO for further consideration of the issue as to whether the RSP, as adopted by the PUCO, provided for sufficient means for customer participation in the competitive marketplace. On May 12, 2006, the Ohio Companies filed a Motion for Reconsideration with the Supreme Court of Ohio which was denied by the Court on June 21, 2006. The RSP contained a provision that permitted the Ohio Companies to withdraw and terminate the RSP in the event that the PUCO, or the Supreme Court of Ohio, rejected all or part of the RSP. In such event, the Ohio Companies have 30 days from the final order or decision to provide notice of termination. On July 20, 2006 the Ohio Companies filed with the PUCO a Request to Initiate a Proceeding on Remand. In their Request, the Ohio Companies provided notice of termination to those provisions of the RSP subject to termination, subject to being withdrawn, and also set forth a framework for addressing the Supreme Court of Ohio’s findings on customer participation, requesting the PUCO to initiate a proceeding to consider the Ohio Companies’ proposal. If the PUCO approves a resolution to the issues raised by the Supreme Court of Ohio that is acceptable to the Ohio Companies, the Ohio Companies’ termination will be withdrawn and considered to be null and void. Separately, the OCC and NOAC also submitted to the PUCO on July 20, 2006 a conceptual proposal dealing with the issue raised by the Supreme Court of Ohio. On July 26, 2006, the PUCO issued an Entry acknowledging the July 20, 2006 filings of the Ohio Companies and the OCC and NOAC, and giving the Ohio Companies 45 days to file a plan in a new docket to address the Court’s concern.

The Ohio Companies filed an application and stipulation with the PUCO on September 9, 2005 seeking approval of the RCP. On November 4, 2005, the Ohio Companies filed a supplemental stipulation with the PUCO, which constituted an additional component of the RCP filed on September 9, 2005. Major provisions of the RCP include:

●	Maintaining the existing level of base distribution rates through December 31, 2008 for OE and TE, and April 30, 2009 for CEI;

●
Deferring and capitalizing for future recovery (over a 25-year period) with carrying charges certain distribution costs to be incurred during the period January 1, 2006 through December 31, 2008, not to exceed $150 million in each of the three years;

●	Adjusting the RTC and extended RTC recovery periods and rate levels so that full recovery of authorized costs will occur as of December 31, 2008 for OE and TE and as of December 31, 2010 for CEI;

●
Reducing the deferred shopping incentive balances as of January 1, 2006 by up to $75 million for OE, $45 million for TE, and $85 million for CEI by accelerating the application of each respective company's accumulated cost of removal regulatory liability; and

●
Recovering increased fuel costs (compared to a 2002 baseline) of up to $75 million, $77 million, and $79 million, in 2006, 2007, and 2008, respectively, from all OE and TE distribution and transmission customers through a fuel recovery mechanism. OE, TE, and CEI may defer and capitalize (for recovery over a 25-year period) increased fuel costs above the amount collected through the fuel recovery mechanism.

On January 4, 2006, the PUCO approved, with modifications, the Ohio Companies’ RCP to supplement the RSP to provide customers with more certain rate levels than otherwise available under the RSP during the plan period. On January 10, 2006, the Ohio Companies filed a Motion for Clarification of the PUCO order approving the RCP. The Ohio Companies sought clarity on issues related to distribution deferrals, including requirements of the review process, timing for recognizing certain deferrals and definitions of the types of qualified expenditures. The Ohio Companies also sought confirmation that the list of deferrable distribution expenditures originally included in the revised stipulation fall within the PUCO order definition of qualified expenditures. On January 25, 2006, the PUCO issued an Entry on Rehearing granting in part, and denying in part, the Ohio Companies’ previous requests and clarifying issues referred to above. The PUCO granted the Ohio Companies’ requests to:

●	Recognize fuel and distribution deferrals commencing January 1, 2006;

●	Recognize distribution deferrals on a monthly basis prior to review by the PUCO Staff;

●	Clarify that the types of distribution expenditures included in the Supplemental Stipulation may be deferred; and

●	Clarify that distribution expenditures do not have to be “accelerated” in order to be deferred.

The PUCO approved the Ohio Companies’ methodology for determining distribution deferral amounts, but denied the Motion in that the PUCO Staff must verify the level of distribution expenditures contained in current rates, as opposed to simply accepting the amounts contained in the Ohio Companies’ Motion. On February 3, 2006, several other parties filed applications for rehearing on the PUCO's January 4, 2006 Order. The Ohio Companies responded to the applications for rehearing on February 8, 2006. In an Entry on Rehearing issued by the PUCO on March 1, 2006, all motions for rehearing were denied. Certain of these parties have subsequently filed notices of appeal with the Supreme Court of Ohio alleging various errors made by the PUCO in its order approving the RCP. The Ohio Companies’ Motion to Intervene in the appeals was granted by the Supreme Court on June 8, 2006. The Appellants’ Merit Briefs were filed at the Supreme Court on July 5, 2006. The Appellees include the PUCO and the Ohio Companies. The Appellees’ Merit Briefs are due on August 4, 2006. Appellants’ Reply Briefs will then be due on August 24, 2006.

On December 30, 2004, the Ohio Companies filed with the PUCO two applications related to the recovery of transmission and ancillary service-related costs. The first application sought recovery of these costs beginning January 1, 2006. The Ohio Companies requested that these costs be recovered through a rider that would be effective on January 1, 2006 and adjusted each July 1 thereafter. The parties reached a settlement agreement that was approved by the PUCO on August 31, 2005. The incremental transmission and ancillary service revenues recovered from January 1 through June 30, 2006 were approximately $61 million. That amount included the recovery of a portion of the 2005 deferred MISO expenses as described below. On May 1, 2006, the Ohio Companies filed a modification to the rider to determine revenues ($141 million) from July 2006 through June 2007.

The second application sought authority to defer costs associated with transmission and ancillary service related costs incurred during the period October 1, 2003 through December 31, 2005. On May 18, 2005, the PUCO granted the accounting authority for the Ohio Companies to defer incremental transmission and ancillary service-related charges incurred as a participant in MISO, but only for those costs incurred during the period December 30, 2004 through December 31, 2005. Permission to defer costs incurred prior to December 30, 2004 was denied. The PUCO also authorized the Ohio Companies to accrue carrying charges on the deferred balances. On August 31, 2005, the OCC appealed the PUCO's decision. On January 20, 2006, the OCC sought rehearing of the PUCO’s approval of the recovery of deferred costs through the rider during the period January 1, 2006 through June 30, 2006. The PUCO denied the OCC's application on February 6, 2006. On March 23, 2006, the OCC appealed the PUCO's order to the Ohio Supreme Court. On March 27, 2006, the OCC filed a motion to consolidate this appeal with the deferral appeals discussed above and to postpone oral arguments in the deferral appeal until after all briefs are filed in this most recent appeal of the rider recovery mechanism. On March 20, 2006, the Ohio Supreme Court, on its own motion, consolidated the OCC's appeal of the Ohio Companies' case with a similar case involving Dayton Power & Light Company. Oral arguments were heard on May 10, 2006. The Ohio Companies are unable to predict when a decision may be issued.

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

Met-Ed’s and Penelec’s combined portion of total net merger savings during 2001 - 2004 is estimated to be approximately $51 million. A procedural schedule was established by the ALJ on January 17, 2006 and the companies filed initial testimony on March 1, 2006. On May 4, 2006, the PPUC consolidated this proceeding with the April 10, 2006 comprehensive rate filing proceeding discussed below. Met-Ed and Penelec are unable to predict the outcome of this matter.

In an October 16, 2003 order, the PPUC approved September 30, 2004 as the date for Met-Ed's and Penelec's NUG trust fund refunds. The PPUC order also denied their accounting treatment request regarding the CTC rate/shopping credit swap by requiring Met-Ed and Penelec to treat the stipulated CTC rates that were in effect from January 1, 2002 on a retroactive basis. On October 22, 2003, Met-Ed and Penelec filed an Objection with the Commonwealth Court asking that the Court reverse this PPUC finding; a Commonwealth Court judge subsequently denied their Objection on October 27, 2003 without explanation. On October 31, 2003, Met-Ed and Penelec filed an Application for Clarification of the Court order with the Commonwealth Court, a Petition for Review of the PPUC's October 2 and October 16, 2003 Orders, and an Application for Reargument, if the judge, in his clarification order, indicates that Met-Ed's and Penelec's Objection was intended to be denied on the merits. The Reargument Brief before the Commonwealth Court was filed on January 28, 2005. Oral arguments were held on June 8, 2006. On July 19, 2006, the Commonwealth Court issued its decision affirming the PPUC’s prior orders. Although the decision denied the appeal of Met-Ed and Penelec, they had previously accounted for the treatment of costs required by the PPUC’s October 2003 orders.

As of June 30, 2006, Met-Ed's and Penelec's regulatory deferrals pursuant to the 1998 Restructuring Settlement (including the Phase 2 Proceedings) and the FirstEnergy/GPU Merger Settlement Stipulation were $335 million and $57 million, respectively. Penelec's $57 million is subject to the pending resolution of taxable income issues associated with NUG trust fund proceeds. The PPUC is reviewing a January 2006 change in Met-Ed’s and Penelec’s NUG purchase power stranded cost accounting methodology. If the PPUC orders Met-Ed and Penelec to reverse the change in accounting methodology, this would result in a pre-tax loss of $10.3 million for Met-Ed.

On January 12, 2005, Met-Ed and Penelec filed, before the PPUC, a request for deferral of transmission-related costs beginning January 1, 2005. The OCA, OSBA, OTS, MEIUG, PICA, Allegheny Electric Cooperative and Pennsylvania Rural Electric Association all intervened in the case. Met-Ed and Penelec sought to consolidate this proceeding (and modified their request to provide deferral of 2006 transmission-related costs only) with the comprehensive rate filing they made on April 10, 2006 as described below. On May 4, 2006, the PPUC approved the modified request. Accordingly, Met-Ed and Penelec have deferred approximately $46 million and $12 million, respectively, representing transmission costs that were incurred from January 1, 2006 through June 30, 2006. On June 5, 2006, the OCA filed before the Commonwealth Court a petition for review of the PPUC’s approval of the deferral. On July 12, 2006, the Commonwealth Court granted the PPUC’s motion to quash the OCA’s appeal. The ratemaking treatment of the deferrals will be determined in the comprehensive rate filing proceeding discussed further below.

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

2. During the tolling period, FES will not act as an agent for Met-Ed or Penelec in procuring the services under 1.(b) above; and

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

Met-Ed and Penelec made a comprehensive rate filing with the PPUC on April 10, 2006 that addresses a number of transmission, distribution and supply issues. If Met-Ed's and Penelec's preferred approach involving accounting deferrals is approved, the filing would increase annual revenues by $216 million and $157 million, respectively. That filing includes, among other things, a request to charge customers for an increasing amount of market priced power procured through a CBP as the amount of supply provided under the existing FES agreement is phased out in accordance with the April 7, 2006 Tolling Agreement described above. Met-Ed and Penelec also requested approval of the January 12, 2005 petition for the deferral of transmission-related costs discussed above, but only for those costs incurred during 2006. In this rate filing, Met-Ed and Penelec also requested recovery of annual transmission and related costs incurred on or after January 1, 2007, plus the amortized portion of 2006 costs over a ten-year period, along with applicable carrying charges, through an adjustable rider similar to that implemented in Ohio. Changes in the recovery of NUG expenses and the recovery of Met-Ed's non-NUG stranded costs are also included in the filing. The filing contemplates a reduction in distribution rates for Met-Ed of $37 million annually and an increase in distribution rates for Penelec of $20 million annually. The PPUC suspended the effective date (June 10, 2006) of these rate changes for seven months after the filing as permitted under Pennsylvania law. If the PPUC adopts the overall positions taken in the intervenors’ testimony as filed, this would have a material adverse effect on the financial statements of FirstEnergy, Met-Ed and Penelec. Hearings are scheduled for late August 2006 and a PPUC decision is expected early in the first quarter of 2007.

Under Pennsylvania's electric competition law, Penn is required to secure generation supply for customers who do not choose alternative suppliers for their electricity. On October 11, 2005, Penn filed a plan with the PPUC to secure electricity supply for its customers at set rates following the end of its transition period on December 31, 2006. Penn recommended that the RFP process cover the period January 1, 2007 through May 31, 2008. To the extent that an affiliate of Penn supplies a portion of the PLR load included in the RFP, authorization to make the affiliate sale must be obtained from the FERC. Hearings before the PPUC were held on January 10, 2006 with main briefs filed on January 27, 2006 and reply briefs filed on February 3, 2006. On February 16, 2006, the ALJ issued a Recommended Decision to adopt Penn's RFP process with modifications. On April 20, 2006, the PPUC approved the Recommended Decision with additional modifications to use an RFP process to obtain Penn’s power supply requirements after 2006 through two separate solicitations. An initial solicitation was held for Penn in May 2006 with all tranches fully subscribed. On June 2, 2006, the PPUC approved the bid results for the first solicitation. On July 18, 2006, the second PLR solicitation was held for Penn. The tranches for the Residential Group and Small Commercial Group were fully subscribed. However, supply was only acquired for three of the five tranches for the Large Commercial Group. On July 20, 2006, the PPUC approved the submissions for the second bid. A residual solicitation is scheduled to be held on August 15, 2006 for the two remaining Large Commercial Group tranches. Acceptance of the winning bids is subject to approval by the PPUC.

On May 25, 2006, Penn filed a Petition for Review of the PPUC’s Orders of April 28, 2006 and May 4, 2006, which together decided the issues associated with Penn’s proposed Interim PLR Supply Plan. Penn has asked the Commonwealth Court to review the PPUC’s decision to deny its recovery of certain PLR costs via a reconciliation mechanism and its decision to impose a geographic limitation on the sources of alternative energy credits. On June 7, 2006, the PaDEP filed a Petition for Review appealing the PPUC’s ruling on the method by which alternative energy credits may be acquired and traded. Penn is unable to predict the outcome of this appeal.

NEW JERSEY

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of June 30, 2006, the accumulated deferred cost balance totaled approximately $638 million. New Jersey law allows for securitization of JCP&L's deferred balance upon application by JCP&L and a determination by the NJBPU that the conditions of the New Jersey restructuring legislation are met. On February 14, 2003, JCP&L filed for approval to securitize the July 31, 2003 deferred balance. On June 8, 2006, the NJBPU approved JCP&L’s request to issue securitization bonds associated with BGS stranded cost deferrals. On August 4, 2006, JCP&L Transition Funding II, a wholly owned subsidiary of JCP&L, secured pricing on the issuance of $182 million of transition bonds with a weighted average interest rate of 5.5%.

On December 2, 2005, JCP&L filed its request for recovery of $165 million of actual above-market NUG costs incurred from August 1, 2003 through October 31, 2005 and forecasted above-market NUG costs for November and December 2005. On February 23, 2006, JCP&L filed updated data reflecting actual amounts through December 31, 2005 of $154 million of costs incurred since July 31, 2003. On March 29, 2006, a pre-hearing conference was held with the presiding ALJ. A schedule for the proceeding was established, including a discovery period and evidentiary hearings scheduled for September 2006.

An NJBPU Decision and Order approving a Phase II Stipulation of Settlement and resolving the Motion for Reconsideration of the Phase I Order was issued on May 31, 2005. The Phase II Settlement includes a performance standard pilot program with potential penalties of up to 0.25% of allowable equity return. The Order requires that JCP&L file quarterly reliability reports (CAIDI and SAIFI information related to the performance pilot program) through December 2006 and updates to reliability related project expenditures until all projects are completed. The last of the quarterly reliability reports was submitted on June 12, 2006. As of June 30, 2006, there were no performance penalties issued by the NJBPU.

In a reaction to the higher closing prices of the 2006 BGS fixed rate auction, the NJBPU, on March 16, 2006, initiated a generic proceeding to evaluate the auction process and potential options for the future. On April 6, 2006, initial comments were submitted. A public meeting was held on April 21, 2006 and a legislative-type hearing was held on April 28, 2006. On June 21, 2006, the NJBPU approved the continued use of a descending block auction for the Fixed Price Residential Class. A final decision as to the procurement method for the Commercial Industrial Energy Price Class is expected in October 2006.

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

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of PUHCA pursuant to the EPACT. An NJBPU proposed rulemaking to address the issues was published in the NJ Register on December 19, 2005. The proposal would prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. A public hearing was held on February 7, 2006 and comments were submitted to the NJBPU. The NJBPU Staff issued a draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. With the approval of the NJBPU Staff, the affected utilities jointly submitted an alternative proposal on June 1, 2006. Comments on the alternative proposal were submitted on June 15, 2006. JCP&L is unable to predict the outcome of this proceeding.

On December 21, 2005, the NJBPU initiated a generic proceeding and requested comments in order to formulate an appropriate regulatory treatment for investment tax credits related to generation assets divested by New Jersey’s four electric utility companies. Comments were filed by the utilities and by the DRA. JCP&L was advised by the IRS on April 10, 2006 that the ruling was tentatively adverse. On April 28, 2006, the NJBPU directed JCP&L to withdraw its request for a private letter ruling on this issue, which had been previously filed with the IRS as ordered by the NJBPU. On May 11, 2006, after a JCP&L Motion for Reconsideration was denied by the NJBPU, JCP&L filed to withdraw the request for a private letter ruling. On July 19, 2006, the IRS acknowledged that the JCP&L ruling request was withdrawn.

FERC MATTERS

On November 1, 2004, ATSI filed with the FERC a request to defer approximately $54 million of costs to be incurred from 2004 through 2007 in connection with ATSI’s VMEP, which represents ATSI’s adoption of newly identified industry “best practices” for vegetation management. On March 4, 2005, the FERC approved ATSI’s request to defer the VMEP costs (approximately $33 million has been deferred as of June 30, 2006). On March 28, 2006, ATSI and MISO filed with the FERC a request to modify ATSI’s Attachment O formula rate to include revenue requirements associated with recovery of deferred VMEP costs over a five-year period. The requested effective date to begin recovery was June 1, 2006. Various parties filed comments responsive to the March 28, 2006 submission. The FERC conditionally approved the filing on May 22, 2006, subject to a compliance filing that ATSI made on June 13, 2006. A request for rehearing of the FERC’s May 22, 2006 Order was filed by a party, which ATSI answered. On July 21, 2006, the FERC issued an order stating that it needs more time to consider the matter. In light of that order, there is no time period by which the FERC must act on the pending rehearing request. On July 14, 2006, the FERC accepted ATSI’s June 13, 2006 compliance filing. The estimated annual revenues to ATSI from the VMEP cost recovery is $12 million.

On January 24, 2006, ATSI and MISO filed a request with the FERC to correct ATSI’s Attachment O formula rate to reverse revenue credits associated with termination of revenue streams from transitional rates stemming from FERC’s elimination of RTOR. Revenues formerly collected under these rates were included in, and served to reduce, ATSI’s zonal transmission rate under the Attachment O formula. Absent the requested correction, elimination of these revenue streams would not be fully reflected in ATSI’s formula rate until June 1, 2008. On March 16, 2006, the FERC approved the revenue credit correction without suspension, effective April 1, 2006. One party sought rehearing of the FERC's order. The request for rehearing of this order was denied on June 27, 2006. The FERC accepted MISO’s and ATSI’s revised tariff sheets for filing on June 7, 2006. The estimated annual revenue impact of the correction mechanism is approximately $40 million effective on June 1, 2006.

On November 18, 2004, the FERC issued an order eliminating the RTOR for transmission service between the MISO and PJM regions. The FERC also ordered the MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a SECA mechanism to recover lost RTOR revenues during a 16-month transition period from load serving entities. The FERC issued orders in 2005 setting the SECA for hearing. ATSI, JCP&L, Met-Ed, Penelec, and FES continue to be involved in the FERC hearings concerning the calculation and imposition of the SECA charges. The hearing was held in May 2006. Initial briefs were submitted on June 9, 2006, and reply briefs were filed on June 27, 2006. The FERC has ordered the Presiding Judge to issue an initial decision by August 11, 2006.

On January 31, 2005, certain PJM transmission owners made three filings with the FERC pursuant to a settlement agreement previously approved by the FERC. JCP&L, Met-Ed and Penelec were parties to that proceeding and joined in two of the filings. In the first filing, the settling transmission owners submitted a filing justifying continuation of their existing rate design within the PJM RTO. In the second filing, the settling transmission owners proposed a revised Schedule 12 to the PJM tariff designed to harmonize the rate treatment of new and existing transmission facilities. Interventions and protests were filed on February 22, 2005. In the third filing, Baltimore Gas and Electric Company and Pepco Holdings, Inc. requested a formula rate for transmission service provided within their respective zones. On May 31, 2005, the FERC issued an order on these cases. First, it set for hearing the existing rate design and indicated that it will issue a final order within six months. American Electric Power Company, Inc. filed in opposition proposing to create a "postage stamp" rate for high voltage transmission facilities across PJM. Second, the FERC approved the proposed Schedule 12 rate harmonization. Third, the FERC accepted the proposed formula rate, subject to refund and hearing procedures. On June 30, 2005, the settling PJM transmission owners filed a request for rehearing of the May 31, 2005 order. On March 20, 2006, a settlement was filed with FERC in the formula rate proceeding that generally accepts the companies' formula rate proposal. The FERC issued an order approving this settlement on April 19, 2006. Hearings in the PJM rate design case concluded in April 2006. On July 13, 2006, an Initial Decision was issued by the ALJ. The ALJ adopted the Trial Staff’s position that the cost of all PJM transmission facilities should be recovered through a postage stamp rate. The ALJ recommended an April 1, 2006 effective date for this change in rate design. If the FERC accepts this recommendation, the transmission rate applicable to many load zones in PJM would increase. FirstEnergy believes that significant additional transmission revenues would have to be recovered from the JCP&L, Met-Ed and Penelec transmission zones within PJM. The Companies, as part of the Responsible Pricing Alliance, intend to submit a brief on exceptions within thirty days of the initial decision. Following submission of reply exceptions, the case is expected to be reviewed by the FERC with a decision anticipated in the fourth quarter of 2006.

On November 1, 2005, FES filed two power sales agreements for approval with the FERC. One power sales agreement provided for FES to provide the PLR requirements of the Ohio Companies at a price equal to the retail generation rates approved by the PUCO for a period of three years beginning January 1, 2006. The Ohio Companies will be relieved of their obligation to obtain PLR power requirements from FES if the Ohio CBP results in a lower price for retail customers. A similar power sales agreement between FES and Penn permits Penn to obtain its PLR power requirements from FES at a fixed price equal to the retail generation price during 2006. The PPUC approved Penn's plan with modifications on April 20, 2006 to use an RFP process to obtain its power supply requirements after 2006 through two separate solicitations. An initial solicitation was held for Penn in May 2006 with all tranches fully subscribed. On June 2, 2006, the PPUC approved the bid results for the first solicitation. On July 18, 2006, the second PLR solicitation was held for Penn. The tranches for the Residential Group and Small Commercial Group were fully subscribed. However, supply was only acquired for three of the five tranches for the Large Commercial Group. On July 20, 2006, the PPUC approved the submission for the second bid. A residual solicitation is scheduled to be held on August 15, 2006 for the two remaining Large Commercial Group tranches. Acceptance of the winning bids is subject to approval by the PPUC.

On December 29, 2005, the FERC issued an order setting the two power sales agreements for hearing. The order criticized the Ohio CBP, and required FES to submit additional evidence in support of the reasonableness of the prices charged in the power sales agreements. A pre-hearing conference was held on January 18, 2006 to determine the hearing schedule in this case. Under the procedural schedule approved in this case, FES expected an initial decision to be issued in late January 2007. However, on July 14, 2006, the Chief Judge granted the joint motion of FES and the Trial Staff to appoint a settlement judge in this proceeding. The procedural schedule has been suspended pending settlement discussions among the parties.

12. - NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

FSP FIN 46(R)-6 - “Determining the Variability to Be Considered in Applying FASB interpretation No. 46(R)”

In April 2006, the FASB issued FSP FIN 46(R)-6 that addresses how a reporting enterprise should determine the variability to be considered in applying FASB interpretation No. 46 (revised December 2003). FirstEnergy adopted FIN 46(R) in the first quarter of 2004, consolidating VIE’s when FirstEnergy or one of its subsidiaries is determined to be the VIE’s primary beneficiary. The variability that is considered in applying interpretation 46(R) affects the determination of (a) whether the entity is a VIE; (b) which interests are variable interests in the entity; and (c) which party, if any, is the primary beneficiary of the VIE. This FSP states that the variability to be considered shall be based on an analysis of the design of the entity, involving two steps:

Step 1:	Analyze the nature of the risks in the entity
Step 2:	Determine the purpose(s) for which the entity was created and determine the variability the entity is designed to create and pass along to its interest holders.

After determining the variability to consider, the reporting enterprise can determine which interests are designed to absorb that variability. The guidance in this FSP is applied prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under interpretation 46(R) when a reconsideration event has occurred after July 1, 2006. FirstEnergy does not expect this Statement to have a material impact on its financial statements.

FIN 48 - “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. FirstEnergy is currently evaluating the impact of this Statement.

13. - SEGMENT INFORMATION

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

The regulated services segment designs, constructs, operates and maintains FirstEnergy's regulated transmission and distribution systems. Its revenues are primarily derived from electricity delivery and transition cost recovery. Assets of the regulated services segment as of June 30, 2005 included generating units that were leased or whose output had been sold to the power supply management services segment. The regulated services segment’s 2005 internal revenues represented the rental revenues for the generating unit leases which ceased in the fourth quarter of 2005 as a result of the intra-system generation asset transfers (see Note 14).

The power supply management services segment supplies all of the electric power needs of FirstEnergy’s end-use customers through retail and wholesale arrangements, including regulated retail sales to meet the PLR requirements of FirstEnergy's Ohio and Pennsylvania companies and competitive retail sales to customers primarily in Ohio, Pennsylvania, Maryland and Michigan. This business segment owns and operates FirstEnergy's generating facilities and purchases electricity from the wholesale market when needed to meet sales obligations. The segment's net income is primarily derived from all electric generation sales revenues less the related costs of electricity generation, including purchased power and net transmission, congestion and ancillary costs charged by PJM and MISO to deliver energy to retail customers.

Segment reporting for interim periods in 2005 was revised to conform to the current year business segment organization and operations and the reclassification of discontinued operations (see Note 4). Changes in the current year operations reporting reflected in the revised 2005 segment reporting primarily includes the transfer of retail transmission revenues and PJM/MISO transmission revenues and expenses associated with serving electricity load previously included in the regulated services segment to the power supply management services segment. In addition, as a result of the 2005 Ohio tax legislation reducing the effective state income tax rate, the calculated composite income tax rates used in the two reportable segments’ results for 2005 and 2006 have been changed to 40% from the 41% previously reported in their 2005 segment results. The net amounts of the changes in the 2005 reportable segments' income taxes reclassifications have been correspondingly offset in the 2005 "Reconciling Adjustments." FSG is being disclosed as a reportable segment due to its subsidiaries qualifying as held for sale. Interest expense on holding company debt and corporate support services revenues and expenses are included in "Reconciling Adjustments."

Segment Financial Information		Power
		Supply
	Regulated	Management	Facilities		Reconciling
Three Months Ended	Services	Services	Services	Other	Adjustments	Consolidated
	(In millions)
June 30, 2006
External revenues	$1,045	$1,678	$58	$16	$(11)	$2,786
Internal revenues	-	-	-	-	-	-
Total revenues	1,045	1,678	58	16	(11)	2,786
Depreciation and amortization	228	(36)	-	1	5	198
Investment Income	75	2	-	1	(47)	31
Net interest charges	96	54	1	1	21	173
Income taxes	155	90	1	2	(31)	217
Net income	229	135	(11)	(4)	(45)	304
Total assets	24,630	6,740	56	299	853	32,578
Total goodwill	5,916	24	-	-	-	5,940
Property additions	175	103	-	1	13	292

June 30, 2005
External revenues	$1,226	$1,416	$59	$135	$7	$2,843
Internal revenues	80	-	-	-	(80)	-
Total revenues	1,306	1,416	59	135	(73)	2,843
Depreciation and amortization	344	(16)	-	-	7	335
Investment income	47	-	-	-	-	47
Net interest charges	99	9	-	2	51	161
Income taxes	193	(5)	5	1	47	241
Income before discontinued operations	288	(5)	(2)	6	(108)	179
Discontinued operations	-	-	-	(1)	-	(1)
Net income	288	(5)	(2)	5	(108)	178
Total assets	28,454	1,601	78	512	566	31,211
Total goodwill	5,946	24	-	63	-	6,033
Property additions	158	66	-	2	7	233

Six Months Ended

June 30, 2006
External revenues	$2,128	$3,297	$104	$136	$(34)	$5,631
Internal revenues	-	-	-	-	-	-
Total revenues	2,128	3,297	104	136	(34)	5,631
Depreciation and amortization	486	(11)	-	2	10	487
Investment Income	137	17	-	1	(81)	74
Net interest charges	189	103	1	2	38	333
Income taxes	299	117	1	(5)	(61)	351
Net income	440	175	(12)	11	(89)	525
Total assets	24,630	6,740	56	299	853	32,578
Total goodwill	5,916	24	-	-	-	5,940
Property additions	370	347	-	2	20	739

June 30, 2005
External revenues	$2,442	$2,793	$102	$247	$9	$5,593
Internal revenues	158	-	-	-	(158)	-
Total revenues	2,600	2,793	102	247	(149)	5,593
Depreciation and amortization	718	(3)	-	1	13	729
Investment income	88	-	-	-	-	88
Net interest charges	197	19	-	3	113	332
Income taxes	350	(35)	2	11	34	362
Income before discontinued operations	524	(51)	(4)	11	(160)	320
Discontinued operations	-	-	13	5	-	18
Net income	524	(51)	9	16	(160)	338
Total assets	28,454	1,601	78	512	566	31,211
Total goodwill	5,946	24	-	63	-	6,033
Property additions	299	147	1	4	11	462

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

15. - JCP&L RESTATEMENT

JCP&L's earnings for the three months and six months ended June 30, 2005 have been restated to reflect the results of a tax audit by the State of New Jersey, in which JCP&L became aware that the New Jersey Transitional Energy Facilities Assessment (TEFA) is not an allowable deduction for state income tax purposes. JCP&L had incorrectly claimed a state income tax deduction for TEFA payments and as a result, income taxes and interest expense were understated by $0.4 million and $0.6 million, respectively, in the second quarter of 2005 and understated by $0.9 million and $1.2 million, respectively, in the first six months of 2005. The effects of these adjustments on JCP&L's Consolidated Statements of Income for the three months and six months ended June 30, 2005 are as follows:

	Three Months		Six Months
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	(In millions)
Operating Revenues	$595.3	$595.3	$1,124.4	$1,124.4
Operating Expenses and
Taxes	521.2	521.6	1,015.9	1,016.8
Operating Income	74.1	73.7	108.5	107.6
Other Income	0.3	0.3	0.3	0.3
Net Interest Charges	19.1	19.7	39.0	40.2
Net Income	$55.3	$54.3	$69.8	$67.7
Earnings Applicable
to Common Stock	$55.2	$54.2	$69.6	$67.5

These adjustments were not material to FirstEnergy's consolidated financial statements, nor JCP&L's Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

16. - SUBSEQUENT EVENTS

Pennsylvania Law Change

On July 12, 2006, the Governor of Pennsylvania signed House Bill 859, which increases the net operating loss deduction allowed for the corporate net income tax from $2 million to $3 million, or the greater of 12.5% of taxable income. As a result, FirstEnergy expects to recognize a net operating loss benefit of $2.2 million (net of federal tax benefit) in the third quarter of 2006.

New Jersey Law Change

On July 8, 2006, the Governor of New Jersey signed tax legislation that increased the current New Jersey Corporate Business tax by an additional 4% surtax, which increases the effective tax rate from 9% to 9.36%. This increase applies to JCP&L’s 2006 through 2008 tax years and is not expected to have a material impact on FirstEnergy’s or JCP&L’s results of operations.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions, except per share amounts)
REVENUES:
Electric utilities	$2,341	$2,283	$4,681	$4,550
Unregulated businesses	445	560	950	1,043
Total revenues	2,786	2,843	5,631	5,593

EXPENSES:
Fuel and purchased power	992	933	1,990	1,828
Other operating expenses	760	873	1,653	1,757
Provision for depreciation	144	149	292	292
Amortization of regulatory assets	199	306	421	617
Deferral of new regulatory assets	(145)	(120)	(226)	(180)
General taxes	173	168	366	353
Total expenses	2,123	2,309	4,496	4,667

OPERATING INCOME	663	534	1,135	926

OTHER INCOME (EXPENSE):
Investment income	31	47	74	88
Interest expense	(178)	(162)	(343)	(326)
Capitalized interest	7	5	14	4
Subsidiaries’ preferred stock dividends	(2)	(4)	(4)	(10)
Net interest charges	(142)	(114)	(259)	(244)

INCOME TAXES	217	241	351	362

INCOME BEFORE DISCONTINUED OPERATIONS	304	179	525	320

Discontinued operations (net of income tax benefits of
$1 million and $9 million in the three months and
six months ended June 30, 2005, respectively) (Note 4)	-	(1)	-	18

NET INCOME	$304	$178	$525	$338

BASIC EARNINGS PER SHARE OF COMMON STOCK:
Earnings before discontinued operations (Note 2)	$0.92	$0.54	$1.59	$0.98
Discontinued operations (Note 4)	-	-	-	0.05
Net earnings per basic share	$0.92	$0.54	$1.59	$1.03

WEIGHTED AVERAGE NUMBER OF BASIC SHARES
OUTSTANDING	328	328	328	328

DILUTED EARNINGS PER SHARE OF COMMON STOCK:
Earnings before discontinued operations (Note 2)	$0.91	$0.54	$1.58	$0.97
Discontinued operations (Note 4)	-	-	-	0.05
Net earnings per diluted share	$0.91	$0.54	$1.58	$1.02

WEIGHTED AVERAGE NUMBER OF DILUTED SHARES
OUTSTANDING	330	330	330	330

DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.45	$0.4125	$0.90	$0.825

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In millions)

NET INCOME	$304	$178	$525	$338

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on derivative hedges	36	(6)	73	1
Unrealized gain (loss) on available for sale securities	(24)	(16)	13	(24)
Other comprehensive income (loss)	12	(22)	86	(23)
Income tax expense (benefit) related to other
comprehensive income	4	(6)	31	(6)
Other comprehensive income (loss), net of tax	8	(16)	55	(17)

COMPREHENSIVE INCOME	$312	$162	$580	$321

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.

FIRSTENERGY CORP.

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2006	2005
	(In millions)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$583	$64
Receivables -
Customers (less accumulated provisions of $36 million and
$38 million, respectively, for uncollectible accounts)	1,173	1,293
Other (less accumulated provisions of $27 million
for uncollectible accounts in both periods)	173	205
Materials and supplies, at average cost	629	518
Prepayments and other	254	237
	2,812	2,317
PROPERTY, PLANT AND EQUIPMENT:
In service	23,661	22,893
Less - Accumulated provision for depreciation	9,883	9,792
	13,778	13,101
Construction work in progress	642	897
	14,420	13,998
INVESTMENTS:
Nuclear plant decommissioning trusts	1,796	1,752
Investments in lease obligation bonds	830	890
Other	745	709
	3,371	3,351
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	5,940	6,010
Regulatory assets	4,396	4,486
Prepaid pension costs	1,013	1,023
Other	626	656
	11,975	12,175
	$32,578	$31,841
LIABILITIES AND CAPITALIZATION

CURRENT LIABILITIES:
Currently payable long-term debt	$2,004	$2,043
Short-term borrowings	1,101	731
Accounts payable	682	727
Accrued taxes	750	800
Other	852	1,152
	5,389	5,453
CAPITALIZATION:
Common stockholders’ equity -
Common stock, $.10 par value, authorized 375,000,000 shares -
329,836,276 shares outstanding	33	33
Other paid-in capital	7,052	7,043
Accumulated other comprehensive income (loss)	35	(20)
Retained earnings	2,385	2,159
Unallocated employee stock ownership plan common stock -
960,651 and 1,444,796 shares, respectively	(17)	(27)
Total common stockholders' equity	9,488	9,188
Preferred stock of consolidated subsidiaries	154	184
Long-term debt and other long-term obligations	8,729	8,155
	18,371	17,527
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	2,792	2,726
Asset retirement obligations	1,160	1,126
Power purchase contract loss liability	1,123	1,226
Retirement benefits	1,355	1,316
Lease market valuation liability	809	851
Other	1,579	1,616
	8,818	8,861
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)
	$32,578	$31,841

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these

FIRSTENERGY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	Restated 2006	2005
	(In millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$525	$338
Adjustments to reconcile net income to net cash from operating activities -
Provision for depreciation	292	292
Amortization of regulatory assets	421	617
Deferral of new regulatory assets	(226)	(180)
Nuclear fuel and lease amortization	42	38
Deferred purchased power and other costs	(239)	(210)
Deferred income taxes and investment tax credits, net	32	62
Deferred rents and lease market valuation liability	(105)	(101)
Accrued compensation and retirement benefits	33	11
Commodity derivative transactions, net	25	(6)
Income from discontinued operations	-	(18)
Cash collateral	(55)	22
Decrease (increase) in operating assets -
Receivables	83	(135)
Materials and supplies	(71)	(52)
Prepayments and other current assets	(159)	(159)
Increase (decrease) in operating liabilities -
Accounts payable	(40)	104
Accrued taxes	(45)	39
Accrued interest	-	(4)
Electric service prepayment programs	(29)	226
Other	1	37
Net cash provided from operating activities	485	921

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing -
Long-term debt	1,053	245
Short-term borrowings, net	371	386
Redemptions and Repayments -
Preferred stock	(30)	(140)
Long-term debt	(485)	(689)
Net controlled disbursement activity	5	-
Common stock dividend payments	(296)	(270)
Net cash provided from (used for) financing activities	618	(468)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(739)	(462)
Proceeds from asset sales	59	61
Proceeds from nuclear decommissioning trust fund sales	925	608
Investments in nuclear decommissioning trust funds	(932)	(659)
Cash investments	118	35
Other	(15)	(39)
Net cash used for investing activities	(584)	(456)

Net increase (decrease) in cash and cash equivalents	519	(3)
Cash and cash equivalents at beginning of period	64	53
Cash and cash equivalents at end of period	$583	$50

The preceding Notes to Consolidated Financial Statements as they relate to FirstEnergy Corp. are an integral part of these statements.
]

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of
Directors of FirstEnergy Corp.:

We have reviewed the accompanying consolidated balance sheet of FirstEnergy Corp. and its subsidiaries as of June 30, 2006, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

As described in the section entitled "Restatement of the Consolidated Statements of Cash Flows" included in Note 1 to the consolidated interim financial statements, the Company has restated its previously issued consolidated interim financial statements for the quarter ended June 30, 2006.

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

PricewaterhouseCoopers LLP Cleveland, Ohio August 4, 2006, except as to Note 1, which is as of October 31, 2006

FIRSTENERGY CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

EXECUTIVE SUMMARY

Net income in the second quarter of 2006 was $304 million, or basic earnings of $0.92 per share of common stock ($0.91 diluted), compared with net income of $178 million, or basic and diluted earnings of $0.54 per share of common stock in the second quarter of 2005. FirstEnergy’s earnings increase was driven primarily by increased electric sales revenues, reduced nuclear operating expenses, cost deferrals authorized by the PUCO and PPUC, and reduced transition cost amortization for the Ohio Companies. Earnings in the second quarter and the first six months of 2005 were reduced by $0.22 per share of common stock due to additional income tax expense of $71 million from the enactment of tax legislation in Ohio. Net income in the second quarter and the first six months of 2006 reflected net after-tax charges associated with the sale and impairment of non-core assets of $9 million (or $0.03 per share) and $11 million (or $0.03 per share), respectively. The following Non-GAAP Reconciliation displays the unusual items resulting in the difference between GAAP and non-GAAP earnings.

Reconciliation of non-GAAP to GAAP	2006		2005
	After-tax	Basic	After-tax	Basic
	Amount	Earnings	Amount	Earnings
Three Months Ended June 30,	(Millions)	Per Share	(Millions)	Per Share
Earnings Before Unusual Items (Non-GAAP)	$313	$0.95	$233	$0.71
Unusual Items:
Non-core asset sales/impairments	(9)	(0.03)	-	-
New regulatory assets - JCP&L rate settlement	-	-	16	0.05
Ohio tax write-off	-	-	(71)	(0.22)
Net Income (GAAP)	$304	$0.92	$178	$0.54

Six Months Ended June 30,
Earnings Before Unusual Items (Non-GAAP)	$536	$1.62	$388	$1.18
Unusual Items:
Non-core asset sales/impairments	(11)	(0.03)	22	0.07
Sammis plant New Source Review settlement	-	-	(14)	(0.04)
Davis-Besse NRC fine	-	-	(3)	(0.01)
New regulatory assets - JCP&L rate settlement	-	-	16	0.05
Ohio tax write-off	-	-	(71)	(0.22)
Net Income (GAAP)	$525	$1.59	$338	$1.03

The Non-GAAP measure above, earnings before unusual items, is not calculated in accordance with GAAP because it excludes the impact of "unusual items." Unusual items reflect the impact on earnings of events that are not routine or for which FirstEnergy believes the financial impact will disappear or become immaterial within a near-term finite period. By removing the earnings effect of such issues that have been resolved or are expected to be resolved over the near term, management and investors can better measure FirstEnergy’s business and earnings potential. In particular, the non-core asset sales item refers to a finite set of energy-related assets that had been previously disclosed as held for sale, a substantial portion of which has already been sold. Similarly, the NRC fine in 2005 and further litigation settlements similar to the class action settlements in 2005 are not reasonably expected over the near term. Furthermore, FirstEnergy believes presenting normalized earnings calculated in this manner provides useful information to investors in evaluating the ongoing results of FirstEnergy’s businesses over the longer term and assists investors in comparing FirstEnergy’s operating performance to the operating performance of others in the energy sector.

Total electric generation sales were up by 3.9% over last year’s second quarter. For the six months ended June 30, 2006, electric generation sales rose 3.0% compared to the same period last year. The increase for both periods was primarily due to the return of customers to the Ohio Companies from third-party suppliers that exited the Ohio marketplace. Electric distribution deliveries were down 1.8% and 2.2% for the quarter and year-to-date periods ending June 30, reflecting milder weather conditions in 2006.

FirstEnergy's generating fleet produced a second quarter record 20.3 billion KWH during the second quarter of 2006 compared to 19.1 billion KWH in the second quarter of 2005. FirstEnergy's non-nuclear fleet produced a record 13.4 billion KWH, while its nuclear facilities produced 6.9 billion KWH.

Ohio Supreme Court Decision - On May 3, 2006, the Ohio Supreme Court affirmed, in all but one aspect, the provisions of FirstEnergy's RSP for its Ohio customers. An issue related to customer pricing options was remanded to the PUCO for further consideration. The Court found that FirstEnergy must provide an alternative market-based offering to customers in addition to that which they already have through their rate stabilization price, even if the alternative is higher than that offered through the RSP. On July 20, 2006, FirstEnergy filed a notice with the PUCO to address this issue through a proposed RFP program under which Ohio customers would have the opportunity to switch to alternative generation suppliers at prices established through the RFP program. FirstEnergy also provided notice of potential termination of certain portions of the RSP in the event that the issue is not resolved within a reasonable time frame or if modifications to the RSP are not acceptable. On July 26, 2006, the PUCO directed FirstEnergy to file within 45 days its plan to address the Court’s concern.

Pennsylvania Rate Matters - On May 31, 2006, the ALJ in the Met-Ed and Penelec rate transition plan filing established a procedural schedule with a goal of reaching a recommended decision in this proceeding by November 8, 2006. In accordance with this schedule, intervening parties submitted their written testimony by July 10, 2006. Ten public input hearings were held in various locations throughout the Met-Ed and Penelec service areas between June 20, 2006 and July 20, 2006.

Met-Ed and Penelec Transmission Charges - On May 4, 2006, the PPUC granted authority for Met-Ed and Penelec to defer, for accounting and financial reporting purposes, certain incremental transmission charges during 2006. The PPUC order allows Met-Ed and Penelec to defer, commencing January 1, 2006, the costs that are incremental to the levels currently reflected in the transmission component of Met-Ed’s and Penelec’s base rate tariffs. Recovery of the deferred costs will be considered in their pending comprehensive rate transition plan filing.

Penn RFP - On June 2, 2006, the PPUC approved the bid results for the first bid. On July 18, 2006, the second PLR bid process was held for Penn. On July 20, 2006, the PPUC approved the submissions for the second bid. As a result of bids one and two, supply has been successfully acquired for all seven tranches of the Residential Group and all six of the Small Commercial Group. However, supply has only been acquired for three of the five tranches for the Large Commercial Group. Therefore, a residual third bid is scheduled to be held on August 15, 2006 for the two remaining Large Commercial Group tranches.

Environmental Update - In June 2006, FirstEnergy finalized its air quality compliance strategy for 2006 through 2011. The program, which is expected to cost approximately $1.7 billion with the majority of those expenditures occurring between 2007 and 2009, is consistent with previous estimates and assumptions reflected in FirstEnergy’s long-term financial planning for air and water quality and other environmental matters.

Share Repurchase Program - On June 20, 2006, FirstEnergy's Board of Directors authorized a share repurchase program for up to 12 million shares of common stock. At management’s discretion, shares may be acquired on the open market or through privately negotiated transactions, subject to market conditions and other factors. The Board’s authorization of the repurchase program does not require FirstEnergy to purchase any shares and the program may be terminated at any time. The 12 million shares represent 3.6% of the approximately 330 million shares of common stock currently outstanding.

OE Senior Notes Offering - On June 26, 2006, OE issued $600 million of unsecured senior notes, comprised of $250 million due 2016 and $350 million due 2036. Proceeds from these offerings were used in July 2006 to repurchase $500 million of OE’s common stock from FirstEnergy, to redeem $61 million of OE’s preferred stock and to reduce short-term debt. FirstEnergy primarily used the proceeds to redeem, on July 31, 2006, $400 million principal amount of its $1 billion, 5.5% Notes, Series A, in advance of the November 15, 2006 maturity date. This represents an important part of FirstEnergy’s 2006 financing strategy to obtain additional financing flexibility at the holding company level and to capitalize its regulated utilities more appropriately from a regulatory context.

JCP&L Senior Notes Offering - On May 12, 2006, JCP&L issued $200 million of 6.40% secured Senior Notes due 2036. The proceeds of the offering were used to repay at maturity $150 million aggregate principal amount of JCP&L’s 6.45% Senior Notes due May 15, 2006 and for general corporate purposes.

JCP&L Securitization - On June 8, 2006, the NJBPU approved JCP&L's request to issue securitization bonds associated with BGS stranded cost deferrals. On August 4, 2006, JCP&L Transition Funding II, a wholly owned subsidiary of JCP&L, secured pricing on the issuance of $182 million of transition bonds with a weighted average interest rate of 5.5%.

New Coal Supply Agreement - On June 22, 2006, FGCO entered into a new coal supply agreement with CONSOL Energy, Inc. under which CONSOL will supply a total of more than 128 million tons of high-Btu coal to FirstEnergy for a 20-year period beginning in 2009. The new agreement replaces an existing coal supply agreement that took effect in January 2003 and ran through 2020. Under the new agreement, CONSOL will increase its coal shipments by approximately 2 million tons per year.

Ratified Contract Agreements - On May 11, 2006, employees represented by Local 270 of the Utility Workers Union of America (UWUA) voted to ratify a five-year contract agreement. UWUA Local 270 represents approximately 1,075 linemen, substation electricians, meter readers, and support personnel in the greater Cleveland area. On May 26, 2006, employees of Penelec represented by the International Brotherhood of Electrical Workers (IBEW) Local 459 ratified a three-year collective bargaining agreement. IBEW Local 459 includes 482 linemen, substation electricians, meter readers and support personnel.

FIRSTENERGY’S BUSINESS

FirstEnergy is a public utility holding company headquartered in Akron, Ohio that operates primarily through two core business segments (see Results of Operations).

• Regulated Services transmits and distributes electricity through FirstEnergy's eight utility operating companies that collectively comprise the nation’s fifth largest investor-owned electric system, serving 4.5 million customers within 36,100 square miles of Ohio, Pennsylvania and New Jersey. This business segment derives its revenue principally from the delivery of electricity generated or purchased by the Power Supply Management Services segment in the states where the utility subsidiaries operate.

• Power Supply Management Services supplies all of the electric power needs of end-use customers through retail and wholesale arrangements, including regulated retail sales to meet the PLR requirements of FirstEnergy's Ohio and Pennsylvania utility subsidiaries and competitive retail sales to customers primarily in Ohio, Pennsylvania, Maryland and Michigan. This business segment owns and operates FirstEnergy's generating facilities and purchases electricity from the wholesale market to meet sales obligations. The segment's net income is primarily derived from electric generation sales revenues less the related costs of electricity generation, including purchased power, and net transmission, congestion and ancillary costs charged by PJM and MISO to deliver energy to retail customers.

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

FIRSTENERGY INTRA-SYSTEM GENERATION ASSET TRANSFERS

In 2005, the Ohio Companies and Penn entered into certain agreements implementing a series of intra-system generation asset transfers that were completed in the fourth quarter of 2005. The asset transfers resulted in the respective undivided ownership interests of the Ohio Companies and Penn in FirstEnergy’s nuclear and non-nuclear generation assets being owned by NGC and FGCO, respectively. The generating plant interests transferred do not include leasehold interests of CEI, TE and OE in certain of the plants that are currently subject to sale and leaseback arrangements with non-affiliates.

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

These transactions were pursuant to the Ohio Companies’ and Penn’s restructuring plans that were approved by the PUCO and the PPUC, respectively, under applicable Ohio and Pennsylvania electric utility restructuring legislation. Consistent with the restructuring plans, generation assets that had been owned by the Ohio Companies and Penn were required to be separated from the regulated delivery business of those companies through transfer to a separate corporate entity. The transactions essentially completed the divestitures contemplated by the restructuring plans by transferring the ownership interests to NGC and FGCO without impacting the operation of the plants. The transfers were intercompany transactions and, therefore, had no impact on FirstEnergy’s consolidated results.

RESTATEMENT OF CONSOLIDATED STATEMENT OF CASH FLOWS

As further discussed in Note 1 to the Consolidated Financial Statements, FirstEnergy is restating its Consolidated Statement of Cash Flows for the six months ended June 30, 2006. This corrects a misclassification of a $78 million cash receipt from the liquidation of cash investments (restricted cash related to the 2005 generation asset transfers) in the first quarter of 2006 and the termination of a lease arrangement in the second quarter of 2006. The cash receipt was previously reported in cash flows from operating activities and should have been reported in cash flows from investing activities. This correction resulted in a $78 million decrease in the previously reported cash flows from operating activities and a corresponding increase in cash flows from investing activities in FirstEnergy’s Consolidated Statements of Cash Flows for the six months ended June 30, 2006. The second quarter of 2006 also included an immaterial misclassification of a non-cash item related to OE’s termination of a capital lease. This lease arrangement termination was previously reported as a $12 million use of cash under “Nuclear fuel and lease amortization” in cash flows from operating activities, a $2 million use of cash under “Redemptions and repayments” in cash flows from financing activities and a $14 million source of cash under “Property additions” in cash flows used for investing activities. However, this non-cash transaction should not have been reflected in the statements of cash flows. This correction resulted in a $12 million increase in cash flows from operating activities, a $2 million increase in cash from financing activities and a $14 million increase in cash used for investing activities. These corrections resulted in revisions in the previously reported Management’s Discussion and Analysis of Results of Operations only to Capital Resources and Liquidity under the Cash Flows From Operating Activities, Cash Flows From Financing Activities and Cash Flows From Investing Activities sections. The restatement does not change FirstEnergy’s previously reported consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2006 or its consolidated balance sheet as of June 30, 2006.

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

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2006	2005	(Decrease)	2006	2005	(Decrease)
	(In millions, except per share amounts)
Net Income (Loss)
By Business Segment:
Regulated Services	$229	$288	$(59)	$440	$524	$(84)
Power supply management services	135	(5)	140	175	(51)	226
Other and reconciling adjustments*	(60)	(105)	45	(90)	(135)	45
Total	$304	$178	$126	$525	$338	$187

Basic Earnings Per Share:
Income before discontinued operations	$0.92	$0.54	$0.38	$1.59	$0.98	$0.61
Discontinued operations	-	-	-	-	0.05	(0.05)
Net earnings per basic share	$0.92	$0.54	$0.38	$1.59	$1.03	$0.56

Diluted Earnings Per Share:
Income before discontinued operations	$0.91	$0.54	$0.37	$1.58	$0.97	$0.61
Discontinued operations	-	-	-	-	0.05	(0.05)
Net earnings per diluted share	$0.91	$0.54	$0.37	$1.58	$1.02	$0.56

*	Represents other operating segments and reconciling items including interest expense on holding company debt and corporate support services revenues and expenses.

Net income in the second quarter and the first six months of 2006 included net losses associated with the sale and impairment of non-core assets of $9 million (or $0.03 per share) and $11 million (or $0.03 per share), respectively.

Net income in the second quarter of 2005 included a net gain resulting from the JCP&L rate settlement of $16 million (or $0.05 per share) and additional income tax expense of $71 million (or $0.22 per share) from the enactment of tax legislation in Ohio. In the first six months of 2005, net income was also increased by $0.02 per share from the combined impact of $0.07 per share of gains from the sale of non-core assets, offset by $0.04 per share of expense associated with the W. H. Sammis Plant New Source Review settlement and $0.01 per share of expense related to the fine by the NRC regarding the Davis-Besse Nuclear Power Station.

Summary of Results of Operations - Second Quarter of 2006 Compared with the Second Quarter of 2005

Financial results for FirstEnergy's major business segments in the second quarter of 2006 and 2005 were as follows:

		Power
		Supply	Other and
	Regulated	Management	Reconciling	FirstEnergy
2nd Quarter 2006 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$913	$1,640	$-	$2,553
Other	132	38	63	233
Internal	-	-	-	-
Total Revenues	1,045	1,678	63	2,786

Expenses:
Fuel and purchased power	-	992	-	992
Other operating expenses	283	406	71	760
Provision for depreciation	88	50	6	144
Amortization of regulatory assets	195	4	-	199
Deferral of new regulatory assets	(55)	(90)	-	(145)
General taxes	129	39	5	173
Total Expenses	640	1,401	82	2,123

Operating Income (Loss)	405	277	(19)	663
Other Income (Expense):
Investment income	75	2	(46)	31
Interest expense	(96)	(56)	(26)	(178)
Capitalized interest	5	2	-	7
Subsidiaries' preferred stock dividends	(5)	-	3	(2)
Total Other Income (Expense)	(21)	(52)	(69)	(142)

Income taxes (benefit)	155	90	(28)	217
Income before discontinued operations	229	135	(60)	304
Discontinued operations	-	-	-	-
Net Income (Loss)	$229	$135	$(60)	$304

		Power
		Supply	Other and
	Regulated	Management	Reconciling	FirstEnergy
2nd Quarter 2005 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$1,087	$1,391	$-	$2,478
Other	139	25	201	365
Internal	80	-	(80)	-
Total Revenues	1,306	1,416	121	2,843

Expenses:
Fuel and purchased power	-	933	-	933
Other operating expenses	297	469	107	873
Provision for depreciation	138	4	7	149
Amortization of regulatory assets	306	-	-	306
Deferral of new regulatory assets	(100)	(20)	-	(120)
General taxes	132	31	5	168
Total Expenses	773	1,417	119	2,309

Operating Income (Loss)	533	(1)	2	534
Other Income (Expense):
Investment income	47	-	-	47
Interest expense	(99)	(10)	(53)	(162)
Capitalized interest	4	1	-	5
Subsidiaries' preferred stock dividends	(4)	-	-	(4)
Total Other Income (Expense)	(52)	(9)	(53)	(114)

Income taxes (benefit)	193	(5)	53	241
Income before discontinued operations	288	(5)	(104)	179
Discontinued operations	-	-	(1)	(1)
Net Income (Loss)	$288	$(5)	$(105)	$178

		Power
Change Between 2nd Quarter 2006 and		Supply	Other and
2nd Quarter 2005 Financial Results	Regulated	Management	Reconciling	FirstEnergy
Increase (Decrease)	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$(174)	$249	$-	$75
Other	(7)	13	(138)	(132)
Internal	(80)	-	80	-
Total Revenues	(261)	262	(58)	(57)

Expenses:
Fuel and purchased power	-	59	-	59
Other operating expenses	(14)	(63)	(36)	(113)
Provision for depreciation	(50)	46	(1)	(5)
Amortization of regulatory assets	(111)	4	-	(107)
Deferral of new regulatory assets	45	(70)	-	(25)
General taxes	(3)	8	-	5
Total Expenses	(133)	(16)	(37)	(186)

Operating Income	(128)	278	(21)	129
Other Income (Expense):
Investment income	28	2	(46)	(16)
Interest expense	3	(46)	27	(16)
Capitalized interest	1	1	-	2
Subsidiaries' preferred stock dividends	(1)	-	3	2
Total Other Income (Expense)	31	(43)	(16)	(28)

Income taxes	(38)	95	(81)	(24)
Income before discontinued operations	(59)	140	44	125
Discontinued operations	-	-	1	1
Net Income	$(59)	$140	$45	$126

Regulated Services - Second Quarter 2006 Compared to Second Quarter 2005

Net income decreased $59 million (20.5%) to $229 million in the second quarter of 2006 compared to $288 million in the second quarter of 2005, primarily due to decreased operating revenues partially offset by lower operating expenses and taxes.

Revenues -

The decrease in total revenues resulted from the following sources:

	Three Months Ended June 30,
			Increase
Revenues By Type of Service	2006	2005	(Decrease)
	(In millions)
Distribution services	$913	$1,087	$(174)
Transmission services	87	105	(18)
Internal lease revenues	-	80	(80)
Other	45	34	11
Total Revenues	$1,045	$1,306	$(261)

Changes in distribution deliveries by customer class are summarized in the following table:

Electric Distribution Deliveries
Residential	(4.8)%
Commercial	(1.1)%
Industrial	0.4%
Total Distribution Deliveries	(1.8)%

The completion of the Ohio Companies' generation transition cost recovery under their respective transition plans and Penn's transition plan in 2005 was the primary reason for lower distribution unit prices, which, in conjunction with lower KWH deliveries, resulted in lower distribution delivery revenues. The decrease in deliveries to customers was primarily due to unseasonably milder weather during the second quarter of 2006. The following table summarizes major factors contributing to the $174 million decrease in distribution service revenues in the second quarter of 2006:

Sources of Change in Distribution Revenues	Increase (Decrease)
(In millions)
Changes in customer usage	$(54)
Ohio shopping incentives	58
Changes in prices:
Rate mix and other	(178)

Net Decrease in Distribution Revenues	$(174)

The decrease in internal revenues reflected the effect of the generation asset transfers discussed above. The 2005 generation assets lease revenue from affiliates ceased as a result of the transfers.

Expenses-

The decrease in revenues discussed above was partially offset by the following decreases in total expenses:

•	Other operating expenses were $14 million lower in 2006 due, in part, to the following factors:

1)
The absence in 2006 of expenses for ancillary service refunds to third parties of $6 million in 2005 due to the RCP, which provides that alternate suppliers of ancillary services now bill customers directly for those services;

2)
A $27 million decrease in employee and contractor costs resulting from lower storm-related expenses, reduced employee benefits (principally postretirement benefits) and the decreased use of outside contractors for tree trimming, reliability work, legal services and jobbing and contracting; and

3)	An $18 million increase due in part to insurance premium costs, financing fees and other administrative costs.

•	Lower depreciation expense of $50 million that resulted from the impact of the generation asset transfers;

•	Reduced amortization of regulatory assets of $111 million principally due to the completion of Ohio generation transition cost recovery and Penn's transition plan in 2005; and

•	General taxes decreased by $3 million primarily due to lower property taxes as a result of the generation asset transfers.

The reduction in the deferral of new regulatory assets resulted from the 2005 JCP&L rate decision and the end of shopping incentive deferrals under the Ohio Companies’ transition plan, partially offset by the distribution cost deferrals under the Ohio Companies’ RCP.

Other Income -

Higher investment income reflects the impact of the generation asset transfers. Interest income on the affiliated company notes receivable from the power supply management services segment in the second quarter of 2006 was partially offset by the absence in 2006 of the majority of nuclear decommissioning trust income which is now included in the power supply management services segment.

Power Supply Management Services - Second Quarter 2006 Compared to Second Quarter 2005

Net income for this segment was $135 million in the second quarter of 2006 compared to a net loss of $5 million in the same period last year. An improvement in the gross generation margin was partially offset by higher depreciation, general taxes and interest expense resulting from the generation asset transfers.

Revenues -

Electric generation sales revenues increased $224 million in the second quarter of 2006 compared to the same period in 2005. This increase primarily resulted from a 7.7% increase in retail KWH sales, mostly due to the return of customers as a result of third-party suppliers leaving the Ohio marketplace, and higher unit prices resulting from the 2006 rate stabilization and fuel recovery charges. Additional retail sales reduced energy available for sale to the wholesale market. Increased transmission revenues reflected new revenues of approximately $27 million under the MISO transmission rider that began in the first quarter of 2006.

An increase in reported segment revenues resulted from the following sources:

	Three Months Ended June 30,
			Increase
Revenues By Type of Service	2006	2005	(Decrease)
	(In millions)
Electric Generation Sales:
Retail	$1,285	$989	$296
Wholesale	253	325	(72)
Total Electric Generation Sales	1,538	1,314	224
Transmission	134	93	41
Other	6	9	(3)
Total Revenues	$1,678	$1,416	$262

The following table summarizes the price and volume factors contributing to changes in sales revenues from retail and wholesale customers:

Increase
Source of Change in Electric Generation Sales	(Decrease)
(In millions)
Retail:
Effect of 7.7% increase in customer usage	$76
Increased prices	220
296
Wholesale:
Effect of 8.4% decrease in KWH sales	(27)
Lower prices	(45)
(72)
Net Increase in Electric Generation Sales	$224

Expenses -

Total operating expenses decreased by $16 million. The decrease was due to the following factors:

•
Lower non-fuel operating expenses of $63 million reflect the absence in 2006 of generating lease rents of $80 million in 2005 due to the generation asset transfers, partially offset by higher transmission expenses of $11 million related to the transmission revenues discussed above; and

•
The $70 million increase in the deferral of new regulatory assets represents PJM/MISO costs incurred that are expected to be recovered from customers through future rates. The recognition of these amounts under the Power Supply Management Services segment reflects a change in the current year operations reporting as discussed in Note 13 - Segment Information. Retail transmission revenues and PJM/MISO transmission revenues and expenses associated with serving electricity load are now included in the power supply management services segment results. The deferrals in 2006 also include the Ohio RCP fuel deferral of $29 million.

The above decreases were partially offset by the following:

•
Higher fuel and purchased power costs of $59 million, including increased fuel costs of $23 million - coal costs increased $40 million as a result of increased generation output, higher coal commodity prices and increased transportation costs for western coal. The increased coal costs were partially offset by lower natural gas and emission allowance costs of $20 million. Purchased power costs increased $36 million due to higher prices and increased volumes. Factors producing the higher costs are summarized in the following table:

Increase
Source of Change in Fuel and Purchased Power	(Decrease)
(In millions)
Fuel:
Change due to increased unit costs	$5
Change due to volume consumed	18
23
Purchased Power:
Change due to increased unit costs	53
Change due to volume purchased	2
Increase in NUG costs deferred	(19)
36

Net Increase in Fuel and Purchased Power Costs	$59

•	Increased depreciation expenses of $46 million resulted principally from the generation asset transfers; and

•	Higher general taxes of $8 million due to additional property taxes resulting from the generation asset transfers.

Other Income and Expense -

•
Investment income in the second quarter of 2006 increased by $2 million over the prior year period primarily due to nuclear decommissioning trust investments acquired through the generation asset transfers; and

•	Interest expense increased by $46 million, primarily due to the interest expense in 2006 on associated company notes payable that financed the generation asset transfers.

Other - Second Quarter 2006 Compared to Second Quarter 2005

FirstEnergy’s financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $45 million increase to FirstEnergy’s net income in the second quarter of 2006 compared to the same quarter of 2005. The increase was primarily due to the absence of an adjustment from the effect of Ohio tax legislation in June 2005, which resulted in additional 2005 tax expenses of $71 million, and a $3 million gain related to interest rate swap financing arrangements. These increases were partially offset by a $5 million reduction in investment income, non-core asset sales gains/impairments of $9 million and a $7 million reduction in gas commodity trading results.

Summary of Results of Operations - First Six Months of 2006 Compared with the First Six Months of 2005

Financial results for FirstEnergy's major business segments in the first six months of 2006 and 2005 were as follows:

		Power
		Supply	Other and
	Regulated	Management	Reconciling	FirstEnergy
First Six Months of 2006 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$1,848	$3,216	$-	$5,064
Other	280	81	206	567
Internal	-	-	-	-
Total Revenues	2,128	3,297	206	5,631

Expenses:
Fuel and purchased power	-	1,990	-	1,990
Other operating expenses	582	856	215	1,653
Provision for depreciation	184	96	12	292
Amortization of regulatory assets	412	9	-	421
Deferral of new regulatory assets	(110)	(116)	-	(226)
General taxes	269	84	13	366
Total Expenses	1,337	2,919	240	4,496

Operating Income (Loss)	791	378	(34)	1,135
Other Income (Expense):
Investment income	137	17	(80)	74
Interest expense	(190)	(109)	(44)	(343)
Capitalized interest	8	6	-	14
Subsidiaries' preferred stock dividends	(7)	-	3	(4)
Total Other Income (Expense)	(52)	(86)	(121)	(259)

Income taxes (benefit)	299	117	(65)	351
Income before discontinued operations	440	175	(90)	525
Discontinued operations	-	-	-	-
Net Income (Loss)	$440	$175	$(90)	$525

		Power
		Supply	Other and
	Regulated	Management	Reconciling	FirstEnergy
First Six Months of 2005 Financial Results	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$2,169	$2,746	$-	$4,915
Other	273	47	358	678
Internal	158	-	(158)	-
Total Revenues	2,600	2,793	200	5,593

Expenses:
Fuel and purchased power	-	1,828	-	1,828
Other operating expenses	625	968	164	1,757
Provision for depreciation	261	17	14	292
Amortization of regulatory assets	617	-	-	617
Deferral of new regulatory assets	(160)	(20)	-	(180)
General taxes	274	67	12	353
Total Expenses	1,617	2,860	190	4,667

Operating Income (Loss)	983	(67)	10	926
Other Income (Expense):
Investment income	88	-	-	88
Interest expense	(194)	(16)	(116)	(326)
Capitalized interest	7	(3)	-	4
Subsidiaries' preferred stock dividends	(10)	-	-	(10)
Total Other Income (Expense)	(109)	(19)	(116)	(244)

Income taxes (benefit)	350	(35)	47	362
Income before discontinued operations	524	(51)	(153)	320
Discontinued operations	-	-	18	18
Net Income (Loss)	$524	$(51)	$(135)	$338

		Power
Change Between First Six Months of 2006		Supply	Other and
and First Six Months of 2005	Regulated	Management	Reconciling	FirstEnergy
Financial Results - Increase (Decrease)	Services	Services	Adjustments	Consolidated
	(In millions)
Revenues:
External
Electric	$(321)	$470	$-	$149
Other	7	34	(152)	(111)
Internal	(158)	-	158	-
Total Revenues	(472)	504	6	38

Expenses:
Fuel and purchased power	-	162	-	162
Other operating expenses	(43)	(112)	51	(104)
Provision for depreciation	(77)	79	(2)	-
Amortization of regulatory assets	(205)	9	-	(196)
Deferral of new regulatory assets	50	(96)	-	(46)
General taxes	(5)	17	1	13
Total Expenses	(280)	59	50	(171)

Operating Income	(192)	445	(44)	209
Other Income (Expense):
Investment income	49	17	(80)	(14)
Interest expense	4	(93)	72	(17)
Capitalized interest	1	9	-	10
Subsidiaries' preferred stock dividends	3	-	3	6
Total Other Income (Expense)	57	(67)	(5)	(15)

Income taxes	(51)	152	(112)	(11)
Income before discontinued operations	(84)	226	63	205
Discontinued operations	-	-	(18)	(18)
Net Income	$(84)	$226	$45	$187

Regulated Services - First Six Months of 2006 Compared to First Six Months of 2005

Net income decreased $84 million (16.0%) to $440 million in the first six months of 2006 compared to $524 million in the first six months of 2005, primarily due to decreased operating revenues partially offset by lower operating expenses and taxes.

Revenues -

The decrease in total revenues resulted from the following sources:

	Six Months Ended June 30,
			Increase
Revenues By Type of Service	2006	2005	(Decrease)
	(In millions)
Distribution services	$1,848	$2,169	$(321)
Transmission services	181	197	(16)
Internal lease revenues	-	158	(158)
Other	99	76	23
Total Revenues	$2,128	$2,600	$(472)

Decreases in distribution deliveries by customer class are summarized in the following table:

Electric Distribution Deliveries
Residential	(3.6)%
Commercial	(1.6)%
Industrial	(1.2)%
Total Distribution Deliveries	(2.2)%

The completion of the Ohio Companies' generation transition cost recovery under their respective transition plans and Penn's transition plan in 2005 was the primary reason for lower distribution unit prices, which, in conjunction with lower KWH deliveries, resulted in lower distribution delivery revenues. The decreases in deliveries to customers were primarily due to unseasonably milder weather during the first six months of 2006 as compared to the same period in 2005. The following table summarizes major factors contributing to the $321 million decrease in distribution service revenues in the first six months of 2006:

Sources of Change in Distribution Revenues	Increase (Decrease)
(In millions)
Changes in customer usage	$(102)
Ohio shopping incentives	100
Changes in prices:
Rate mix and other	(319)

Net Decrease in Distribution Revenues	$(321)

The decrease in internal revenues reflected the effect of the generation asset transfers discussed above. The 2005 generation assets lease revenue from affiliates ceased as a result of the transfers.

Expenses-

The decrease in revenues discussed above was partially offset by the following decreases in total expenses:

•	Other operating expenses were $43 million lower in 2006 due, in part, to the following factors:

1)
The absence in 2006 of expenses for ancillary service refunds to third parties of $13 million in 2005 due to the RCP, which provides that alternate suppliers of ancillary services now bill customers directly for those services;

2)	The absence in 2006 of receivables factoring discount expenses of approximately $6 million incurred in 2005; and

3)
A $33 million decrease in employee and contractor costs resulting from lower storm-related expenses, reduced employee benefits and the decreased use of outside contractors for tree trimming, reliability work, legal services and jobbing and contracting.

•	Lower depreciation expense of $77 million resulted from the impact of the generation asset transfers;

•	Reduced amortization of regulatory assets of $205 million resulted principally from the completion of Ohio generation transition cost recovery and Penn's transition plan in 2005; and

•	General taxes decreased by $5 million primarily due to lower property taxes as a result of the generation asset transfers.

The reduction in the deferral of new regulatory assets resulted from the 2005 JCP&L rate decision and the end of shopping incentive deferrals under the Ohio Companies’ transition plan, partially offset by the distribution cost deferrals under the Ohio Companies’ RCP.

Other Income and Expense -

•
Higher investment income reflects the impact of the generation asset transfers. Interest income on the affiliated company notes receivable from the power supply management services segment in the first six months of 2006 is partially offset by the absence in 2006 of the majority of nuclear decommissioning trust income which is now included in the power supply management services segment; and

•	Subsidiaries' preferred stock dividends decreased by $3 million in 2006 due to redemption activity in 2005.

Power Supply Management Services - First Six Months of 2006 Compared to First Six Months of 2005

Net income for this segment was $175 million in the first six months of 2006 compared to a net loss of $51 million in the same period last year. An improvement in the gross generation margin was partially offset by higher depreciation, general taxes and interest expense resulting from the generation asset transfers.

Revenues -

Electric generation sales revenues increased $423 million in the first six months of 2006 compared to the same period in 2005. This increase primarily resulted from a 7.2% increase in retail KWH sales, mostly due to the return of customers as a result of third-party suppliers leaving the Ohio marketplace, and higher unit prices resulting from the RSP and RCP that were effective in 2006. The higher retail sales reduced energy available for sale to the wholesale market. Increased transmission revenues reflected new revenues of approximately $54 million under the MISO transmission rider that began in the first quarter of 2006. These increases were partially offset by a reduction in wholesale sales revenue as a result of both lower KWH sales and lower unit prices.

The increase in reported segment revenues resulted from the following sources:

	Six Months Ended June 30,
			Increase
Revenues By Type of Service	2006	2005	(Decrease)
	(In millions)
Electric Generation Sales:
Retail	$2,524	$1,969	$555
Wholesale	488	620	(132)
Total Electric Generation Sales	3,012	2,589	423
Transmission	262	182	80
Other	23	22	1
Total Revenues	$3,297	$2,793	$504

The following table summarizes the price and volume factors contributing to changes in sales revenues from retail and wholesale customers:

Increase
Source of Change in Electric Generation Sales	(Decrease)
(In millions)
Retail:
Effect of 7.2% increase in customer usage	$141
Change in prices	414
555
Wholesale:
Effect of 11.9% decrease in KWH sales	(74)
Change in prices	(58)
(132)
Net Increase in Electric Generation Sales	$423

Expenses -

Total operating expenses increased by $59 million. The increase was due to the following factors:

•
Higher fuel and purchased power costs of $162 million, including increased fuel costs of $73 million - coal costs increased $81 million as a result of increased generation output, higher coal commodity prices and increased transportation costs for western coal. The increased coal costs were partially offset by lower natural gas and emission allowance costs of $16 million. Purchased power costs increased $89 million due to higher prices partially offset by lower volumes. Factors contributing to the higher costs are summarized in the following table:

Increase
Source of Change in Fuel and Purchased Power	(Decrease)
(In millions)
Fuel:
Change due to increased unit costs	$37
Change due to volume consumed	36
73
Purchased Power:
Change due to increased unit costs	130
Change due to volume purchased	(31)
Increase in NUG costs deferred	(10)
89

Net Increase in Fuel and Purchased Power Costs	$162

•	Higher transmission expenses of $42 million related to the transmission revenues discussed above;

•	Increased depreciation expenses of $79 million, resulting principally from the generation asset transfers; and

•	Higher general taxes of $17 million due to additional property taxes resulting from the generation asset transfers.

Partially offsetting these higher costs were lower non-fuel operating expenses of $112 million, which reflect the absence in 2006 of generating asset lease rents of $158 million charged in 2005 due to the generation asset transfers. Also absent in 2006 were: (1) the 2005 accrual of an $8.5 million civil penalty payable to the DOJ and $10 million for obligations to fund environmentally beneficial projects in connection with the Sammis Plant settlement; and (2) a $3.5 million penalty related to the Davis-Besse outage.

The $96 million increase in the deferral of new regulatory assets represents PJM/MISO costs incurred that are expected to be recovered from customers through future rates. The deferrals also include the Ohio RCP fuel deferral of $51 million.

Other Income and Expense -

•	Investment income in the first six months of 2006 was $17 million higher primarily due to nuclear decommissioning trust investments acquired through the generation asset transfers; and

•
Interest expense increased by $93 million, primarily due to interest on the associated company notes payable from the generation asset transfers. This increase was partially offset by an additional $9 million of capitalized interest.

Other - First Six Months of 2006 Compared to First Six Months of 2005

FirstEnergy’s financial results from other operating segments and reconciling items, including interest expense on holding company debt and corporate support services revenues and expenses, resulted in a $45 million increase to FirstEnergy’s net income in the first six months of 2006 compared to the same period of 2005. The increase was primarily due to the absence of the write-off of income tax benefits due to the 2005 change in Ohio tax legislation, the financing swap gain described in the Other - Second Quarter 2006 Compared to Second Quarter 2005 results analysis above and a $3 million increase in other investment income in the first half of 2006. These increases were partially offset by the FSG impairment charge and gas commodity trading results reduction and the absence of after - tax gains of $17 million from discontinued operations in 2005 (see Note 4). The following table summarizes the sources of income from discontinued operations for the six months ended June 30, 2005:

(In millions)
Discontinued Operations (Net of tax)
Gain on sale:
Natural gas business	$5
Elliot-Lewis, Spectrum and Power Piping	12
Reclassification of operating income	1
Total	$18

CAPITAL RESOURCES AND LIQUIDITY

During 2006 and thereafter, FirstEnergy expects to meet its contractual obligations primarily with a combination of cash from operation and funds from the capital markets. Borrowing capacity under credit facilities is available to manage working capital requirements.

Changes in Cash Position

FirstEnergy's primary source of cash required for continuing operations as a holding company is cash from the operations of its subsidiaries. FirstEnergy also has access to $2.0 billion of short-term financing under a revolving credit facility which expires in 2010, subject to short-term debt limitations under current regulatory approvals of $1.5 billion and to outstanding borrowings by subsidiaries of FirstEnergy that are also parties to such facility. FirstEnergy paid cash dividends to common shareholders of $148 million in each quarter of 2006 totaling $296 million for the first six months of 2006. FirstEnergy received $148 million of cash dividends from its subsidiaries in the first quarter of 2006 and borrowed against the $2.0 billion revolving credit facility for the second quarter dividend payment. In July, FirstEnergy received $500 million from OE as a result of OE’s repurchase of common stock. There are no material restrictions on the payment of cash dividends by FirstEnergy's subsidiaries.

As of June 30, 2006, FirstEnergy had $583 million of cash and cash equivalents compared with $64 million as of December 31, 2005. Temporary cash investments of $544 million were used principally to redeem $400 million of the outstanding $1 billion of FirstEnergy’s 5.5% notes in July 2006, in advance of their November 15, 2006 maturity date. The remainder was used in July 2006 to redeem $61 million of OE’s preferred stock and reduce short-term borrowings. The major sources for changes in cash and cash equivalent balances are summarized below.

Cash Flows From Operating Activities

FirstEnergy's consolidated net cash from operating activities is provided primarily by its regulated services and power supply management services businesses (see Results of Operations above). Net cash provided from operating activities was $485 million (as restated) and $921 million in the first six months of 2006 and 2005, respectively, summarized as follows:

	Six Months Ended
	June 30,
Operating Cash Flows	2006	2005
	(In millions)
Cash earnings *	$ 783	$ 827
Working capital and other	(298)	94
Net cash provided from operating activities	$ 485	$ 921

* Cash earnings are a Non-GAAP measure (see reconciliation below).

Cash earnings (in the table above) are not a measure of performance calculated in accordance with GAAP. FirstEnergy believes that cash earnings are a useful financial measure because it provides investors and management with an additional means of evaluating its cash-based operating performance. The following table reconciles cash earnings with net income.

	Six Months Ended
	June 30,
Reconciliation of Cash Earnings	2006	2005
	(In millions)
Net income (GAAP)	$525	$338
Non-cash charges (credits):
Provision for depreciation	292	292
Amortization of regulatory assets	421	617
Deferral of new regulatory assets	(226)	(180)
Nuclear fuel and lease amortization	42	38
Deferred purchased power and other costs	(239)	(210)
Deferred income taxes and investment tax credits	32	62
Deferred rents and lease market valuation liability	(105)	(101)
Accrued compensation and retirement benefits	33	11
Income from discontinued operations	-	(18)
Other non-cash expenses	8	(22)
Cash earnings (Non-GAAP)	$783	$827

Net cash provided from operating activities decreased by $436 million in the first six months of 2006 compared to the first six months of 2005 primarily due to a $392 million decrease from working capital and a $44 million decrease in cash earnings described under "Results of Operations." The decrease from working capital changes primarily resulted from $242 million of funds received in 2005 for prepaid electric service (under a three-year Energy for Education Program with the Ohio Schools Council), increased outflows of $144 million for payables primarily caused by higher fuel and purchased power costs, $84 million for changes in accrued taxes and $77 million of cash collateral returned to suppliers. These decreases were partially offset by an increase in cash provided from the settlement of receivables of $218 million, reflecting increased electric sales revenues.

Cash Flows From Financing Activities

In the first six months of 2006, cash provided from financing activities was $618 million (as restated) compared to cash used for financing activities of $468 million in the first six months of 2005. The following table summarizes security issuances and redemptions.

	Six Months Ended
	June 30,
Securities Issued or Redeemed	2006	2005
	(In millions)
New issues
Pollution control notes	$253	$245
Secured notes	200	-
Unsecured notes	600	-
	$1,053	$245
Redemptions
First mortgage bonds	$1	$178
Pollution control notes	307	247
Secured notes	177	49
Long-term revolving credit	-	215
Preferred stock	30	140
	$515	$829

Short-term borrowings, net	$371	$386

FirstEnergy had approximately $1.1 billion of short-term indebtedness as of June 30, 2006 compared to approximately $731 million as of December 31, 2005. This increase was due primarily to higher capital expenditures and common dividend payments compared to Net Cash from Operating Activities during the first half of the year. Available bank borrowing capability as of June 30, 2006 included the following:

Borrowing Capability
(In millions)
Short-term credit facilities(1)	$2,120
Accounts receivable financing facilities	550
Utilized	(1,096)
LOCs	(123)
Net	$1,451

(1) A $2 billion revolving credit facility that expires in 2010 is available in various amounts to FirstEnergy and certain of its subsidiaries. A $100 million revolving credit facility that expires in December 2006 and a $20 million uncommitted line of credit facility that expires in September 2006 are both available to FirstEnergy only.

As of June 30, 2006, the Ohio Companies and Penn had the aggregate capability to issue approximately $1.5 billion of additional FMB on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. The issuance of FMB by OE and CEI are also subject to provisions of their senior note indentures generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMB) (i) supporting pollution control notes or similar obligations, or (ii) as an extension, renewal or replacement of previously outstanding secured debt. In addition, these provisions would permit OE and CEI to incur additional secured debt not otherwise permitted by a specified exception of up to $735 million and $576 million, respectively, as of June 30, 2006. Under the provisions of its senior note indenture, JCP&L may issue additional FMB only as collateral for senior notes. As of June 30, 2006, JCP&L had the capability to issue $610 million of additional senior notes upon the basis of FMB collateral.

Based upon applicable earnings coverage tests in their respective charters, OE, Penn, TE and JCP&L could issue a total of $5 billion of preferred stock (assuming no additional debt was issued) as of June 30, 2006. CEI, Met-Ed and Penelec do not have similar restrictions and could issue up to the number of preferred shares authorized under their respective charters. As a result of OE redeeming all of its outstanding preferred stock on July 7, 2006, the applicable earnings coverage test is inoperative for OE. Accordingly, as of July 7, 2006, Penn, TE and JCP&L could issue a total of $2.6 billion of preferred stock (assuming no additional debt was issued). In the event that OE issues preferred stock in the future, the applicable earnings coverage test will govern the amount of additional preferred stock that OE may issue.

As of June 30, 2006, approximately $1 billion of capacity remained unused under an existing shelf registration statement, filed by FirstEnergy with the SEC in 2003, to support future securities issuances. The shelf registration provides the flexibility to issue and sell various types of securities, including common stock, debt securities, and share purchase contracts and related share purchase units. As of June 30, 2006, OE had approximately $400 million of capacity remaining unused under its existing shelf registration for unsecured debt securities.

FirstEnergy's working capital and short-term borrowing needs are met principally with a $2 billion five-year revolving credit facility (included in the table above). Borrowings under the facility are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the June 16, 2010 commitment expiration date.

The following table summarizes the borrowing sub-limits for each borrower under the facility, as well as the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations:

	Revolving	Regulatory and
	Credit Facility	Other Short-Term
Borrower	Sub-Limit	Debt Limitations(1)
	(In millions)
FirstEnergy	$2,000	$1,500
OE	500	500
Penn	50	44
CEI	250	500
TE	250	500
JCP&L	425	412
Met-Ed	250	300
Penelec	250	300
FES	-(2)	n/a
ATSI	-(2)	26

(1)	As of June 30, 2006.
(2)	Borrowing sub-limits for FES and ATSI may be increased to up to $250 million and
$100 million, respectively, by delivering notice to the administrative agent that either (i)
such borrower has senior unsecured debt ratings of at least BBB- by S&P and Baa3 by
Moody’s or (ii) FirstEnergy has guaranteed the obligations of such borrower under the facility.

The revolving credit facility, combined with an aggregate $550 million ($249 million unused as of June 30, 2006) of accounts receivable financing facilities for OE, CEI, TE, Met-Ed, Penelec and Penn, are intended to provide liquidity to meet short-term working capital requirements for FirstEnergy and its subsidiaries.

Under the revolving credit facility, borrowers may request the issuance of LOCs expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the facility and against the applicable borrower’s borrowing sub-limit. Total unused borrowing capability under existing credit facilities and accounts receivable financing facilities was $1.5 billion as of June 30, 2006.

The revolving credit facility contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%, measured at the end of each fiscal quarter. As of June 30, 2006, FirstEnergy and its subsidiaries' debt to total capitalization ratios (as defined under the revolving credit facility) were as follows:

Borrower
FirstEnergy	55%
OE	40%
Penn	34%
CEI	49%
TE	28%
JCP&L	29%
Met-Ed	38%
Penelec	36%

The revolving credit facility does not contain provisions that either restrict the ability to borrow or accelerate repayment of outstanding advances as a result of any change in credit ratings. Pricing is defined in “pricing grids”, whereby the cost of funds borrowed under the facility is related to the credit ratings of the company borrowing the funds.

FirstEnergy's regulated companies also have the ability to borrow from each other and the holding company to meet their short-term working capital requirements. A similar but separate arrangement exists among FirstEnergy's unregulated companies. FESC administers these two money pools and tracks surplus funds of FirstEnergy and the respective regulated and unregulated subsidiaries, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first six months of 2006 was approximately 4.86% for both the regulated companies’ money pool and the unregulated companies' money pool.

FirstEnergy’s access to capital markets and costs of financing are influenced by the ratings of its securities. The following table displays FirstEnergy’s and the Companies' securities ratings as of July 31, 2006. The ratings outlook from S&P on all securities is stable. The ratings outlook from Moody's and Fitch on all securities is positive.

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

On April 3, 2006, $106.5 million of pollution control revenue refunding bonds were issued on behalf of NGC ($60 million at 3.07% and $46.5 million at 3.25%). The proceeds from the bonds were used to redeem the following Companies' pollution control notes (OE - $60 million at 7.05%, CEI - $27.7 million at 3.32%, TE - $18.8 million at 3.32%). Also, on April 3, 2006, $146.7 million of pollution control revenue refunding bonds were issued on behalf of FGCO ($90.1 million at 3.03% and $56.6 million at 3.10%) which were used to redeem the following Companies' pollution control notes (OE - $14.8 million at 5.45%, Penn - $6.95 million at 5.45%, TE - $34.85 million at 3.18%, CEI - $47.5 million at 3.22%, $39.8 million at 3.20% and $2.8 million at 3.15%) in April and May 2006. These refinancings were undertaken in furtherance of FirstEnergy's intra-system generation asset transfers (see Note 14). The proceeds from NGC's and FGCO's refinancing issuances were used to repay a portion of their associated company notes payable to OE, Penn, CEI and TE, who then redeemed their respective debt.

On May 12, 2006, JCP&L issued $200 million of 6.40% secured senior notes due 2036. The proceeds of the offering were used to repay at maturity $150 million aggregate principal amount of JCP&L’s 6.45% senior notes due May 15, 2006 and for general corporate purposes.

On June 8, 2006, the NJBPU approved JCP&L's request to issue securitization bonds associated with BGS stranded cost deferrals. On August 4, 2006, JCP&L Transition Funding II, a wholly owned subsidiary of JCP&L, secured pricing on the issuance of $182 million of transition bonds with a weighted average interest rate of 5.5%.

On June 20, 2006, FirstEnergy's Board of Directors authorized a share repurchase program for up to 12 million shares of common stock. At management’s discretion shares may be acquired on the open market or through privately negotiated transactions, subject to market conditions and other factors. The Board’s authorization of the repurchase program does not require FirstEnergy to purchase any shares and the program may be terminated at any time. The 12 million shares represent 3.6% of the common stock currently outstanding.

On June 26, 2006, OE issued $600 million of unsecured senior notes, comprised of $250 million of 6.4% notes due 2016 and $350 million of 6.875% notes due 2036. The majority of the proceeds from this offering were used in July 2006 to repurchase $500 million of OE common stock from FirstEnergy, enabling FirstEnergy to accelerate repayment of $400 million of senior notes that were due to mature in November 2006. The remainder of the proceeds were used to redeem approximately $61 million of OE’s preferred stock on July 7, 2006 and to reduce short-term borrowings. This offering represented an important part of FirstEnergy’s 2006 financing strategy to obtain additional financing flexibility at the holding company level and to capitalize the regulated utilities in a way that positions them appropriately in a regulatory context.

Cash Flows From Investing Activities

Net cash flows used in investing activities resulted principally from property additions. Regulated services expenditures for property additions primarily include expenditures supporting the transmission and distribution of electricity. Capital expenditures by the power supply management services segment are principally generation-related. The following table summarizes investments for the six months ended June 30, 2006 and 2005 by segment:

Summary of Cash Flows	Property
Used for Investing Activities	Additions	Investments	Other	Total
Sources (Uses)	(In millions)

Six Months Ended June 30, 2006
Regulated services	$(370)	$144	$(9)	$(235)
Power supply management services	(347)	(24)	1	(370)
Other	(2)	1	(5)	(6)
Reconciling items	(20)	37	10	27
Total	$(739)	$158	$(3)	$(584)

Six Months Ended June 30, 2005
Regulated services	$(299)	$9	$(7)	$(297)
Power supply management services	(147)	14	(5)	(138)
Other	(5)	4	(19)	(20)
Reconciling items	(11)	10	-	(1)
Total	$(462)	$37	$(31)	$(456)

Net cash used for investing activities of $584 million (as restated) in the first six months of 2006 increased by $128 million compared to the first six months of 2005. The increase was principally due to a $277 million increase in property additions which reflects the replacement of the steam generators and reactor head at Beaver Valley Unit 1, air quality control system expenditures and the distribution system Accelerated Reliability Improvement Program. The increase in property additions was partially offset by $78 million from the liquidation of cash investments (restricted cash related to the 2005 generation asset transfers) and a $44 million decrease in net nuclear decommissioning trust activities due to the completion of the Ohio Companies' and Penn's transition cost recovery for decommissioning at the end of 2005.

During the last half of 2006, capital requirements for property additions and capital leases are expected to be approximately $582 million. FirstEnergy and the Companies have additional requirements of approximately $1.2 billion for maturing long-term debt during the remainder of 2006. These cash requirements are expected to be satisfied from a combination of internal cash, funds raised in the long-term debt capital markets and short-term credit arrangements.

FirstEnergy's capital spending for the period 2006-2010 is expected to be approximately $6.8 billion (excluding nuclear fuel), of which $1.2 billion applies to 2006. Investments for additional nuclear fuel during the 2006-2010 periods are estimated to be approximately $745 million, of which approximately $164 million applies to 2006. During the same period, FirstEnergy's nuclear fuel investments are expected to be reduced by approximately $564 million and $91 million, respectively, as the nuclear fuel is consumed.

GUARANTEES AND OTHER ASSURANCES

As part of normal business activities, FirstEnergy enters into various agreements on behalf of its subsidiaries to provide financial or performance assurances to third parties. These agreements include contract guarantees, surety bonds, and LOCs. Some of the guaranteed contracts contain collateral provisions that are contingent upon FirstEnergy's credit ratings.

As of June 30, 2006, FirstEnergy's maximum exposure to potential future payments under outstanding guarantees and other assurances totaled approximately $3.5 billion, as summarized below:

Maximum
Guarantees and Other Assurances	Exposure
(In millions)
FirstEnergy Guarantees of Subsidiaries:
Energy and Energy-Related Contracts(1)	$814
Other(2)	1,081
1,895

Surety Bonds	146
LOC(3)(4)	1,471

Total Guarantees and Other Assurances	$3,512

(1)	Issued for open-ended terms, with a 10-day termination right by FirstEnergy.
(2)	Issued for various terms.
(3)
Includes $122 million issued for various terms under LOC capacity available under FirstEnergy’s revolving credit agreement and $730 million outstanding in support of pollution control revenue bonds issued with various maturities.

(4)
Includes approximately $194 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by CEI and TE, $291 million pledged in connection with the sale and leaseback of Beaver Valley Unit 2 by OE and $134 million pledged in connection with the sale and leaseback of Perry by OE.

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

While these types of guarantees are normally parental commitments for the future payment of subsidiary obligations, subsequent to the occurrence of a credit rating downgrade or “material adverse event” the immediate posting of cash collateral or provision of an LOC may be required of the subsidiary. As of June 30, 2006, FirstEnergy's maximum exposure under these collateral provisions was $501 million.

Most of FirstEnergy's surety bonds are backed by various indemnities common within the insurance industry. Surety bonds and related guarantees provide additional assurance to outside parties that contractual and statutory obligations will be met in a number of areas including construction contracts, environmental commitments and various retail transactions.

FirstEnergy has guaranteed the obligations of the operators of the TEBSA project up to a maximum of $6 million (subject to escalation) under the project's operations and maintenance agreement. In connection with the sale of TEBSA in January 2004, the purchaser indemnified FirstEnergy against any loss under this guarantee. FirstEnergy has also provided an LOC ($36 million as of June 30, 2006) which is renewable and declines yearly based upon the senior outstanding debt of TEBSA.

OFF-BALANCE SHEET ARRANGEMENTS

FirstEnergy has obligations that are not included on its Consolidated Balance Sheets related to the sale and leaseback arrangements involving Perry, Beaver Valley Unit 2 and the Bruce Mansfield Plant, which are satisfied through operating lease payments. The present value of these sale and leaseback operating lease commitments, net of trust investments, total $1.2 billion as of June 30, 2006.

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

MARKET RISK INFORMATION

FirstEnergy uses various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy's Risk Policy Committee, comprised of members of senior management, provides general oversight to risk management activities throughout FirstEnergy and its subsidiaries.

Commodity Price Risk

FirstEnergy is exposed to financial and market risks resulting from the fluctuation of interest rates and commodity prices primarily due to fluctuations in electricity, energy transmission, natural gas, coal, nuclear fuel and emission allowance prices. To manage the volatility relating to these exposures, FirstEnergy uses a variety of non-derivative and derivative instruments, including forward contracts, options, futures contracts and swaps. The derivatives are used principally for hedging purposes. Derivatives that fall within the scope of SFAS 133 must be recorded at their fair value and marked to market. The majority of FirstEnergy's derivative hedging contracts qualify for the normal purchase and normal sale exception under SFAS 133 and are therefore excluded from the table below. Contracts that are not exempt from such treatment include certain power purchase agreements with NUG entities that were structured pursuant to the Public Utility Regulatory Policies Act of 1978. These non-trading contracts are adjusted to fair value at the end of each quarter, with a corresponding regulatory asset recognized for above-market costs. On April 1, 2006, FirstEnergy elected to apply the normal purchase and normal sale exception to certain NUG power purchase agreements with a fair value of $13 million (included in “Other” in the table below) in accordance with guidance in DIG C20. The change in the fair value of commodity derivative contracts related to energy production during the three months and six months ended June 30, 2006 is summarized in the following table:

	Three Months Ended			Six Months Ended
Increase (Decrease) in the Fair Value	June 30, 2006			June 30, 2006
of Commodity Derivative Contracts	Non-Hedge	Hedge	Total	Non-Hedge	Hedge	Total
	(In millions)
Change in the Fair Value of
Commodity Derivative Contracts:
Outstanding net liability at beginning of period	$(1,129)	$(5)	$(1,134)	$(1,170)	$(3)	$(1,173)
New contract value when entered	-	-	-	-	-	-
Additions/change in value of existing contracts	(17)	(3)	(20)	(30)	(10)	(40)
Change in techniques/assumptions	-	-	-	-	-	-
Settled contracts	78	4	82	132	9	141
Other	(13)	-	(13)	(13)	-	(13)
Outstanding net liability at end of period (1)	(1,081)	(4)	(1,085)	(1,081)	(4)	(1,085)

Non-commodity Net Liabilities at End of Period:
Interest rate swaps (2)	-	(25)	(25)	-	(25)	(25)
Net Liabilities - Derivative Contracts at End of Period	$(1,081)	$(29)	$(1,110)	$(1,081)	$(29)	$(1,110)

Impact of Changes in Commodity Derivative Contracts(3)
Income Statement effects (pre-tax)	$(1)	$-	$(1)	$(3)	$-	$(3)
Balance Sheet effects:
Other comprehensive income (pre-tax)	$-	$1	$1	$-	$(1)	$(1)
Regulatory assets (net)	$(62)	$-	$(62)	$(105)	$-	$(105)

(1) Includes $1,078 million in non-hedge commodity derivative contracts (primarily with NUGs), which are offset by a regulatory asset.
(2) Interest rate swaps are treated as cash flow or fair value hedges (see Interest Rate Swap Agreements below).
(3) Represents the change in value of existing contracts, settled contracts and changes in techniques/assumptions.

Derivatives are included on the Consolidated Balance Sheet as of June 30, 2006 as follows:

Balance Sheet Classification	Non-Hedge	Hedge	Total
	(In millions)
Current-
Other assets	$1	$1	$2
Other liabilities	(6)	(4)	(10)

Non-Current-
Other deferred charges	47	29	76
Other noncurrent liabilities	(1,123)	(55)	(1,178)

Net liabilities	$(1,081)	$(29)	$(1,110)

The valuation of derivative contracts is based on observable market information to the extent that such information is available. In cases where such information is not available, FirstEnergy relies on model-based information. The model provides estimates of future regional prices for electricity and an estimate of related price volatility. FirstEnergy uses these results to develop estimates of fair value for financial reporting purposes and for internal management decision making. Sources of information for the valuation of commodity derivative contracts as of June 30, 2006 are summarized by year in the following table:

Source of Information
- Fair Value by Contract Year	2006(1)	2007	2008	2009	2010	Thereafter	Total
	(In millions)
Prices actively quoted(2)	$(1)	$(1)	$-	$-	$-	$-	$(2)
Other external sources(3)	(144)	(251)	(220)	-	-	-	(615)
Prices based on models	-	-	-	(161)	(138)	(169)	(468)
Total(4)	$(145)	$(252)	$(220)	$(161)	$(138)	$(169)	$(1,085)
(1) For the last two quarters of 2006.
(2) Exchange traded.
(3) Broker quote sheets.
(4)	Includes $1,078 million in non-hedge commodity derivative contracts (primarily with NUGs), which are offset by a regulatory asset.

FirstEnergy performs sensitivity analyses to estimate its exposure to the market risk of its commodity positions. A hypothetical 10% adverse shift (an increase or decrease depending on the derivative position) in quoted market prices in the near term on its derivative instruments would not have had a material effect on its consolidated financial position (assets, liabilities and equity) or cash flows as of June 30, 2006. Based on derivative contracts held as of June 30, 2006, an adverse 10% change in commodity prices would decrease net income by approximately $1 million during the next 12 months.

Interest Rate Swap Agreements - Fair Value Hedges

FirstEnergy utilizes fixed-for-floating interest rate swap agreements as part of its ongoing effort to manage the interest rate risk associated with its debt portfolio. These derivatives are treated as fair value hedges of fixed-rate, long-term debt issues - designed to protect against the risk of changes in the fair value of fixed-rate debt instruments when interest rates decrease. Swap maturities, call options, fixed interest rates and interest payment dates match those of the underlying obligations. During the first six months of 2006, FirstEnergy unwound swaps with a total notional amount of $350 million, for which FirstEnergy paid $1 million in cash. The loss will be recognized over the remaining maturity of each respective hedged security as increased interest expense. As of June 30, 2006, the debt underlying the $750 million outstanding notional amount of interest rate swaps had a weighted average fixed interest rate of 5.74%, which the swaps have converted to a current weighted average variable rate of 6.68%.

	June 30, 2006			December 31, 2005
	Notional	Maturity	Fair	Notional	Maturity	Fair
Interest Rate Swaps	Amount	Date	Value	Amount	Date	Value
	(In millions)
(Fair value hedges)	$100	2008	$(4)	$100	2008	$(3)
	50	2010	(2)	50	2010	-
	-	2011	-	50	2011	-
	300	2013	(17)	450	2013	(4)
	150	2015	(16)	150	2015	(9)
	-	2016	-	150	2016	-
	50	2025	(4)	50	2025	(1)
	100	2031	(11)	100	2031	(5)
	$750		$(54)	$1,100		$(22)

Forward Starting Swap Agreements - Cash Flow Hedges

FirstEnergy utilizes forward starting swap agreements (forward swaps) in order to hedge a portion of the consolidated interest rate risk associated with the anticipated future issuances of fixed-rate, long-term debt securities for one or more of its consolidated subsidiaries in 2006 through 2008. These derivatives are treated as cash flow hedges, protecting against the risk of changes in future interest payments resulting from changes in benchmark U.S. Treasury rates between the date of hedge inception and the date of the debt issuance. During the first six months of 2006, FirstEnergy revised the tenor and timing of its financing plans, and in the second quarter terminated forward swaps with an aggregate notional value of $600 million concurrent with its subsidiaries issuing long-term debt. FirstEnergy received $41 million in cash related to the termination. The gain associated with the ineffective portion of the terminated hedges ($6 million) was recognized in earnings, with the remainder to be recognized over the terms of the respective forward swaps. As of June 30, 2006, FirstEnergy had outstanding forward swaps with an aggregate notional amount of $550 million and an aggregate fair value of $29 million.

	June 30, 2006			December 31, 2005
	Notional	Maturity	Fair	Notional	Maturity	Fair
Forward Starting Swaps	Amount	Date	Value	Amount	Date	Value
	(In millions)
(Cash flow hedges)	$25	2015	$1	$25	2015	$-
	300	2016	14	600	2016	2
	50	2017	3	25	2017	-
	125	2018	8	275	2018	1
	50	2020	3	50	2020	-
	$550		$29	$975		$3

Equity Price Risk

Included in nuclear decommissioning trusts are marketable equity securities carried at their market value of approximately $1.1 billion as of June 30, 2006 and December 31, 2005. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $111 million reduction in fair value as of June 30, 2006.

CREDIT RISK

Credit risk is the risk of an obligor’s failure to meet the terms of an investment contract, loan agreement or otherwise perform as agreed. Credit risk arises from all activities in which success depends on issuer, borrower or counterparty performance, whether reflected on or off the balance sheet. FirstEnergy engages in transactions for the purchase and sale of commodities including gas, electricity, coal and emission allowances. These transactions are often with major energy companies within the industry.

FirstEnergy maintains credit policies with respect to its counterparties to manage overall credit risk. This includes performing independent risk evaluations, actively monitoring portfolio trends and using collateral and contract provisions to mitigate exposure. As part of its credit program, FirstEnergy aggressively manages the quality of its portfolio of energy contracts, evidenced by a current weighted average risk rating for energy contract counterparties of BBB (S&P). As of June 30, 2006, the largest credit concentration with one party (currently rated investment grade) represented 8.1% of FirstEnergy's total credit risk. Within FirstEnergy's unregulated energy subsidiaries, 99% of credit exposures, net of collateral and reserves, were with investment-grade counterparties as of June 30, 2006.

OUTLOOK

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

The Companies and ATSI recognize, as regulatory assets, costs which the FERC, PUCO, PPUC and NJBPU have authorized for recovery from customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets would have been charged to income as incurred. Regulatory assets that do not earn a current return totaled approximately $237 million as of June 30, 2006. The following table discloses the regulatory assets by company and by source:

	June 30,	December 31,	Increase
Regulatory Assets*	2006	2005	(Decrease)
	(In millions)
OE	$756	$775	$(19)
CEI	859	862	(3)
TE	267	287	(20)
JCP&L	2,122	2,227	(105)
Met-Ed	359	310	49
ATSI	33	25	8
Total	$4,396	$4,486	$(90)

*
Penn had net regulatory liabilities of approximately $59 million as of June 30, 2006 and December 31, 2005. Penelec had net regulatory liabilities of approximately $135 million and $163 million as of June 30, 2006 and December 31, 2005, respectively. These net regulatory liabilities are included in Other Noncurrent Liabilities on the Consolidated Balance Sheets.

Regulatory assets by source are as follows:

	June 30,	December 31,	Increase
Regulatory Assets By Source	2006	2005	(Decrease)
	(In millions)
Regulatory transition costs	$3,365	$3,576	$(211)
Customer shopping incentives	644	884	(240)
Customer receivables for future income taxes	219	217	2
Societal benefits charge	19	29	(10)
Loss on reacquired debt	40	41	(1)
Employee postretirement benefits costs	51	55	(4)
Nuclear decommissioning, decontamination
and spent fuel disposal costs	(124)	(126)	2
Asset removal costs	(163)	(365)	202
Property losses and unrecovered plant costs	24	29	(5)
MISO/PJM transmission costs	135	91	44
Fuel costs - RCP	51	-	51
Distribution costs - RCP	81	-	81
JCP&L reliability costs	19	23	(4)
Other	35	32	3
Total	$4,396	$4,486	$(90)

Reliability Initiatives

FirstEnergy is proceeding with the implementation of the recommendations that were issued from various entities, including governmental, industry and ad hoc reliability entities (PUCO, FERC, NERC and the U.S. - Canada Power System Outage Task Force) in late 2003 and early 2004, regarding enhancements to regional reliability that were to be completed subsequent to 2004. FirstEnergy will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new, or material upgrades to existing, equipment. The FERC or other applicable government agencies and reliability coordinators, however, may take a different view as to recommended enhancements or may recommend additional enhancements in the future as the result of adoption of mandatory reliability standards pursuant to EPACT that could require additional, material expenditures.

As a result of outages experienced in JCP&L’s service area in 2002 and 2003, the NJBPU had implemented reviews into JCP&L’s service reliability. In 2004, the NJBPU adopted an MOU that set out specific tasks related to service reliability to be performed by JCP&L and a timetable for completion and endorsed JCP&L’s ongoing actions to implement the MOU. On June 9, 2004, the NJBPU approved a Stipulation that incorporates the final report of an SRM who made recommendations on appropriate courses of action necessary to ensure system-wide reliability. The Stipulation also incorporates the Executive Summary and Recommendation portions of the final report of a focused audit of JCP&L’s Planning and Operations and Maintenance programs and practices (Focused Audit). A final order in the Focused Audit docket was issued by the NJBPU on July 23, 2004. On February 11, 2005, JCP&L met with the DRA to discuss reliability improvements. The SRM completed his work and issued his final report to the NJBPU on June 1, 2006. A meeting was held between JCP&L and the NJBPU on June 29, 2006 to discuss the SRM’s final report. JCP&L filed a comprehensive response to the NJBPU on July 14, 2006. JCP&L continues to file compliance reports reflecting activities associated with the MOU and Stipulation.

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

The NERC has been preparing the implementation aspects of reorganizing its structure to meet the FERC’s certification requirements for the ERO. The NERC made a filing with the FERC on April 4, 2006 to obtain certification as the ERO and to obtain FERC approval of delegation agreements with regional entities. The new FERC rule referred to above, further provides for reorganizing regional reliability organizations (regional entities) that would replace the current regional councils and for rearranging the relationship with the ERO. The “regional entity” may be delegated authority by the ERO, subject to FERC approval, for enforcing reliability standards adopted by the ERO and approved by the FERC. The ERO filing was noticed on April 7, 2006 and comments and reply comments were filed in May, June and July 2006. On July 20, 2006, the FERC certified NERC as the ERO to implement the provisions of Section 215 of the Federal Power Act. The FERC directed NERC to make a compliance filing within ninety days addressing such issues as the regional delegation agreements.

On April 4, 2006, NERC also submitted a filing with the FERC seeking approval of mandatory reliability standards. These reliability standards are based, with some modifications, on the current NERC Version O reliability standards with some additional standards. The reliability standards filing was noticed by the FERC on April 18, 2006. In that notice, the FERC announced its intent to issue a Notice of Proposed Rulemaking on the proposed reliability standards at a future date. On May 11, 2006, the FERC staff released a preliminary assessment that cited many deficiencies in the proposed reliability standards. The NERC and industry participants filed comments in response to the Staff’s preliminary assessment. The FERC held a technical conference on the proposed reliability standards on July 6, 2006. The chairman has indicated that the FERC intends to act on the proposed reliability standards by issuing a NOPR in September of this year. Interested parties will be given the opportunity to comment on the NOPR. NERC has requested an effective date of January 1, 2007 for the proposed reliability standards.

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

On May 2, 2006, the NERC Board of Trustees adopted eight new cyber security standards that replaced interim standards put in place in the wake of the September 11, 2001 terrorist attacks, and thirteen additional reliability standards. The security standards became effective on June 1, 2006, and the remaining standards will become effective throughout 2006 and 2007. NERC intends to file the standards with the FERC and relevant Canadian authorities for approval.

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

Ohio

On October 21, 2003 the Ohio Companies filed their RSP case with the PUCO. On August 5, 2004, the Ohio Companies accepted the RSP as modified and approved by the PUCO in an August 4, 2004 Entry on Rehearing, subject to a CBP. The RSP was intended to establish generation service rates beginning January 1, 2006, in response to the PUCO’s concerns about price and supply uncertainty following the end of the Ohio Companies' transition plan market development period. In October 2004, the OCC and NOAC filed appeals with the Supreme Court of Ohio to overturn the original June 9, 2004 PUCO order in the proceeding as well as the associated entries on rehearing. On September 28, 2005, the Supreme Court of Ohio heard oral arguments on the appeals. On May 3, 2006, the Supreme Court of Ohio issued an opinion affirming the PUCO's order with respect to the approval of the rate stabilization charge, approval of the shopping credits, the granting of interest on shopping credit incentive deferral amounts, and approval of the Ohio Companies’ financial separation plan. It remanded one matter back to the PUCO for further consideration of the issue as to whether the RSP, as adopted by the PUCO, provided for sufficient means for customer participation in the competitive marketplace. On May 12, 2006, the Ohio Companies filed a Motion for Reconsideration with the Supreme Court of Ohio which was denied by the Court on June 21, 2006. The RSP contained a provision that permitted the Ohio Companies to withdraw and terminate the RSP in the event that the PUCO, or the Supreme Court of Ohio, rejected all or part of the RSP. In such event, the Ohio Companies have 30 days from the final order or decision to provide notice of termination. On July 20, 2006 the Ohio Companies filed with the PUCO a Request to Initiate a Proceeding on Remand. In their Request, the Ohio Companies provided notice of termination to those provisions of the RSP subject to termination, subject to being withdrawn, and also set forth a framework for addressing the Supreme Court of Ohio’s findings on customer participation, requesting the PUCO to initiate a proceeding to consider the Ohio Companies’ proposal. If the PUCO approves a resolution to the issues raised by the Supreme Court of Ohio that is acceptable to the Ohio Companies, the Ohio Companies’ termination will be withdrawn and considered to be null and void. Separately, the OCC and NOAC also submitted to the PUCO on July 20, 2006 a conceptual proposal dealing with the issue raised by the Supreme Court of Ohio. On July 26, 2006, the PUCO issued an Entry acknowledging the July 20, 2006 filings of the Ohio Companies and the OCC and NOAC, and giving the Ohio Companies 45 days to file a plan in a new docket to address the Court’s concern.

The Ohio Companies filed an application and stipulation with the PUCO on September 9, 2005 seeking approval of the RCP. On November 4, 2005, the Ohio Companies filed a supplemental stipulation with the PUCO, which constituted an additional component of the RCP filed on September 9, 2005. Major provisions of the RCP include:

●	Maintaining the existing level of base distribution rates through December 31, 2008 for OE and TE, and April 30, 2009 for CEI;

●
Deferring and capitalizing for future recovery (over a 25-year period) with carrying charges certain distribution costs to be incurred during the period January 1, 2006 through December 31, 2008, not to exceed $150 million in each of the three years;

●	Adjusting the RTC and extended RTC recovery periods and rate levels so that full recovery of authorized costs will occur as of December 31, 2008 for OE and TE and as of December 31, 2010 for CEI;

●
Reducing the deferred shopping incentive balances as of January 1, 2006 by up to $75 million for OE, $45 million for TE, and $85 million for CEI by accelerating the application of each respective company's accumulated cost of removal regulatory liability; and

●
Recovering increased fuel costs (compared to a 2002 baseline) of up to $75 million, $77 million, and $79 million, in 2006, 2007, and 2008, respectively, from all OE and TE distribution and transmission customers through a fuel recovery mechanism. OE, TE, and CEI may defer and capitalize (for recovery over a 25-year period) increased fuel costs above the amount collected through the fuel recovery mechanism.

The following table provides the estimated net amortization of regulatory transition costs and deferred shopping incentives (including associated carrying charges) under the RCP for the period 2006 through 2010:

Amortization				Total
Period	OE	CEI	TE	Ohio
	(In millions)
2006	$177	$95	$86	$358
2007	180	113	90	383
2008	208	130	111	449
2009	-	211	-	211
2010	-	266	-	266
Total Amortization	$565	$815	$287	$1,667

On January 4, 2006, the PUCO approved, with modifications, the Ohio Companies’ RCP to supplement the RSP to provide customers with more certain rate levels than otherwise available under the RSP during the plan period. On January 10, 2006, the Ohio Companies filed a Motion for Clarification of the PUCO order approving the RCP. The Ohio Companies sought clarity on issues related to distribution deferrals, including requirements of the review process, timing for recognizing certain deferrals and definitions of the types of qualified expenditures. The Ohio Companies also sought confirmation that the list of deferrable distribution expenditures originally included in the revised stipulation fall within the PUCO order definition of qualified expenditures. On January 25, 2006, the PUCO issued an Entry on Rehearing granting in part, and denying in part, the Ohio Companies’ previous requests and clarifying issues referred to above. The PUCO granted the Ohio Companies’ requests to:

•	Recognize fuel and distribution deferrals commencing January 1, 2006;

•	Recognize distribution deferrals on a monthly basis prior to review by the PUCO Staff;

•	Clarify that the types of distribution expenditures included in the Supplemental Stipulation may be deferred; and

•	Clarify that distribution expenditures do not have to be “accelerated” in order to be deferred.

The PUCO approved the Ohio Companies’ methodology for determining distribution deferral amounts, but denied the Motion in that the PUCO Staff must verify the level of distribution expenditures contained in current rates, as opposed to simply accepting the amounts contained in the Ohio Companies’ Motion. On February 3, 2006, several other parties filed applications for rehearing on the PUCO's January 4, 2006 Order. The Ohio Companies responded to the applications for rehearing on February 13, 2006. In an Entry on Rehearing issued by the PUCO on March 1, 2006, all motions for rehearing were denied. Certain of these parties have subsequently filed notices of appeal with the Supreme Court of Ohio alleging various errors made by the PUCO in its order approving the RCP. The Ohio Companies’ Motion to Intervene in the appeals was granted by the Supreme Court on June 8, 2006. The Appellants’ Merit Briefs were filed at the Supreme Court on July 5, 2006. The Appellees include the PUCO and the Ohio Companies. The Appellees’ Merit Briefs are due on August 4, 2006. Appellants’ Reply Briefs will then be due on August 24, 2006.

On December 30, 2004, the Ohio Companies filed with the PUCO two applications related to the recovery of transmission and ancillary service related costs. The first application sought recovery of these costs beginning January 1, 2006. The Ohio Companies requested that these costs be recovered through a rider that would be effective on January 1, 2006 and adjusted each July 1 thereafter. The parties reached a settlement agreement that was approved by the PUCO on August 31, 2005. The incremental transmission and ancillary service revenues recovered from January 1 through June 30, 2006 were approximately $61 million. That amount included the recovery of a portion of the 2005 deferred MISO expenses as described below. On May 1, 2006, the Ohio Companies filed a modification to the rider to determine revenues ($141 million) from July 2006 through June 2007.

The second application sought authority to defer costs associated with transmission and ancillary service related costs incurred during the period October 1, 2003 through December 31, 2005. On May 18, 2005, the PUCO granted the accounting authority for the Ohio Companies to defer incremental transmission and ancillary service-related charges incurred as a participant in MISO, but only for those costs incurred during the period December 30, 2004 through December 31, 2005. Permission to defer costs incurred prior to December 30, 2004 was denied. The PUCO also authorized the Ohio Companies to accrue carrying charges on the deferred balances. On August 31, 2005, the OCC appealed the PUCO's decision. On January 20, 2006, the OCC sought rehearing of the PUCO’s approval of the recovery of deferred costs through the rider during the period January 1, 2006 through June 30, 2006. The PUCO denied the OCC's application on February 6, 2006. On March 23, 2006, the OCC appealed the PUCO's order to the Ohio Supreme Court. On March 27, 2006, the OCC filed a motion to consolidate this appeal with the deferral appeals discussed above and to postpone oral arguments in the deferral appeal until after all briefs are filed in this most recent appeal of the rider recovery mechanism. On March 20, 2006, the Ohio Supreme Court, on its own motion, consolidated the OCC's appeal of the Ohio Companies' case with a similar case involving Dayton Power & Light Company. Oral arguments were heard on May 10, 2006. The Ohio Companies are unable to predict when a decision may be issued.

See Note 11 to the consolidated financial statements for further details and a complete discussion of regulatory matters in Ohio.

Pennsylvania

As of June 30, 2006, Met-Ed's and Penelec's regulatory deferrals pursuant to the 1998 Restructuring Settlement (including the Phase 2 Proceedings) and the FirstEnergy/GPU Merger Settlement Stipulation were $335 million and $57 million, respectively. Penelec's $57 million is subject to the pending resolution of taxable income issues associated with NUG trust fund proceeds. The PPUC is reviewing a January 2006 change in Met-Ed’s and Penelec’s NUG purchase power stranded cost accounting methodology. If the PPUC orders Met-Ed and Penelec to reverse the change in accounting methodology, this would result in a pre-tax loss of $10.3 million for Met-Ed.

On January 12, 2005, Met-Ed and Penelec filed, before the PPUC, a request for deferral of transmission-related costs beginning January 1, 2005. The OCA, OSBA, OTS, MEIUG, PICA, Allegheny Electric Cooperative and Pennsylvania Rural Electric Association all intervened in the case. Met-Ed and Penelec sought to consolidate this proceeding (and modified their request to provide deferral of 2006 transmission-related costs only) with the comprehensive rate filing they made on April 10, 2006 as described below. On May 4, 2006, the PPUC approved the modified request. Accordingly, Met-Ed and Penelec have deferred approximately $46 million and $12 million, respectively, representing transmission costs that were incurred from January 1, 2006 through June 30, 2006. On June 5, 2006, the OCA filed before the Commonwealth Court a petition for review of the PPUC's approval of the deferral. On July 12, 2006 the Commonwealth Court granted the PPUC’s motion to quash the OCA’s appeal. The ratemaking treatment of the deferrals will be determined in the comprehensive rate filing proceeding discussed further below.

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

2. During the tolling period, FES will not act as an agent for Met-Ed or Penelec in procuring the services under 1.(b) above; and

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

Met-Ed and Penelec made a comprehensive rate filing with the PPUC on April 10, 2006 that addresses a number of transmission, distribution and supply issues. If Met-Ed's and Penelec's preferred approach involving accounting deferrals is approved, the filing would increase annual revenues by $216 million and $157 million, respectively. That filing includes, among other things, a request to charge customers for an increasing amount of market priced power procured through a CBP as the amount of supply provided under the existing FES agreement is phased out in accordance with the April 7, 2006 Tolling Agreement described above. Met-Ed and Penelec also requested approval of the January 12, 2005 petition for the deferral of transmission-related costs discussed above, but only for those costs incurred during 2006. In this rate filing, Met-Ed and Penelec also requested recovery of annual transmission and related costs incurred on or after January 1, 2007, plus the amortized portion of 2006 costs over a ten-year period, along with applicable carrying charges, through an adjustable rider similar to that implemented in Ohio. Changes in the recovery of NUG expenses and the recovery of Met-Ed's non-NUG stranded costs are also included in the filing. The filing contemplates a reduction in distribution rates for Met-Ed of $37 million annually and an increase in distribution rates for Penelec of $20 million annually. The PPUC suspended the effective date (June 10, 2006) of the rate changes for seven months after the filing as permitted under Pennsylvania law. If the PPUC adopts the overall positions taken in the intervenors’ testimony as filed, this would have a material adverse effect on the financial statements of FirstEnergy, Met-Ed and Penelec. Hearings are scheduled for late August 2006 and a PPUC decision is expected early in the first quarter of 2007.

Under Pennsylvania's electric competition law, Penn is required to secure generation supply for customers who do not choose alternative suppliers for their electricity. On October 11, 2005, Penn filed a plan with the PPUC to secure electricity supply for its customers at set rates following the end of its transition period on December 31, 2006. Penn recommended that the RFP process cover the period January 1, 2007 through May 31, 2008. To the extent that an affiliate of Penn supplies a portion of the PLR load included in the RFP, authorization to make the affiliate sale must be obtained from the FERC. Hearings before the PPUC were held on January 10, 2006 with main briefs filed on January 27, 2006 and reply briefs filed on February 3, 2006. On February 16, 2006, the ALJ issued a Recommended Decision to adopt Penn's RFP process with modifications. On April 20, 2006, the PPUC approved the Recommended Decision with additional modifications to use an RFP process to obtain Penn’s power supply requirements after 2006 through two separate solicitations. An initial solicitation was held for Penn in May 2006 with all tranches fully subscribed. On June 2, 2006, the PPUC approved the bid results for the first solicitation. On July 18, 2006, the second PLR solicitation was held for Penn. The tranches for the Residential Group and Small Commercial Group were fully subscribed. However, supply was only acquired for three of the five tranches for the Large Commercial Group. On July 20, 2006, the PPUC approved the submissions for the second bid. A residual solicitation is scheduled to be held on August 15, 2006 for the two remaining Large Commercial Group tranches. Acceptance of the winning bids is subject to approval by the PPUC.

On May 25, 2006, Penn filed a Petition for Review of the PPUC’s Orders of April 28, 2006 and May 4, 2006, which together decided the issues associated with Penn’s proposed Interim PLR Supply Plan. Penn has asked the Commonwealth Court to review the PPUC’s decision to deny its recovery of certain PLR costs via a reconciliation mechanism and its decision to impose a geographic limitation on the sources of alternative energy credits. On June 7, 2006, the PaDEP filed a Petition for Review appealing the PPUC’s ruling on the method by which alternative energy credits may be acquired and traded. Penn is unable to predict the outcome of this appeal.

See Note 11 to the consolidated financial statements for further details and a complete discussion of regulatory matters in Pennsylvania.

New Jersey

JCP&L is permitted to defer for future collection from customers the amounts by which its costs of supplying BGS to non-shopping customers and costs incurred under NUG agreements exceed amounts collected through BGS and NUGC rates and market sales of NUG energy and capacity. As of June 30, 2006, the accumulated deferred cost balance totaled approximately $638 million. New Jersey law allows for securitization of JCP&L's deferred balance upon application by JCP&L and a determination by the NJBPU that the conditions of the New Jersey restructuring legislation are met. On February 14, 2003, JCP&L filed for approval to securitize the July 31, 2003 deferred balance. On June 8, 2006, the NJBPU approved JCP&L’s request to issue securitization bonds associated with BGS stranded cost deferrals. On August 4, 2006, JCP&L Transition Funding II, a wholly owned subsidiary of JCP&L, secured pricing on the issuance of $182 million of transition bonds with a weighted average interest rate of 5.5%.

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

An NJBPU Decision and Order approving a Phase II Stipulation of Settlement and resolving the Motion for Reconsideration of the Phase I Order was issued on May 31, 2005. The Phase II Settlement includes a performance standard pilot program with potential penalties of up to 0.25% of allowable equity return. The Order requires that JCP&L file quarterly reliability reports (CAIDI and SAIFI information related to the performance pilot program) through December 2006 and updates to reliability related project expenditures until all projects are completed. The last of the quarterly reliability reports was submitted on June 12, 2006. As of June 30, 2006, there were no performance penalties issued by the NJBPU.

On August 1, 2005, the NJBPU established a proceeding to determine whether additional ratepayer protections are required at the state level in light of the repeal of PUHCA pursuant to the EPACT. An NJBPU proposed rulemaking to address the issues was published in the NJ Register on December 19, 2005. The proposal would prevent a holding company that owns a gas or electric public utility from investing more than 25% of the combined assets of its utility and utility-related subsidiaries into businesses unrelated to the utility industry. A public hearing was held on February 7, 2006 and comments were submitted to the NJBPU. The NJBPU Staff issued a draft proposal on March 31, 2006 addressing various issues including access to books and records, ring-fencing, cross subsidization, corporate governance and related matters. With the approval of the NJBPU Staff, the affected utilities jointly submitted an alternative proposal on June 1, 2006. Comments on the alternative proposal were submitted on June 15, 2006. JCP&L is unable to predict the outcome of this proposal.

See Note 11 to the consolidated financial statements for further details and a complete discussion of regulatory matters in New Jersey.

FERC Matters

On November 18, 2004, the FERC issued an order eliminating the RTOR for transmission service between the MISO and PJM regions. The FERC also ordered the MISO, PJM and the transmission owners within MISO and PJM to submit compliance filings containing a SECA mechanism to recover lost RTOR revenues during a 16-month transition period from load serving entities. The FERC issued orders in 2005 setting the SECA for hearing. ATSI, JCP&L, Met-Ed, Penelec, and FES continue to be involved in the FERC hearings concerning the calculation and imposition of the SECA charges. The hearing was held in May 2006. Initial briefs were submitted on June 9, 2006, and reply briefs were filed on June 27, 2006. The FERC has ordered the Presiding Judge to issue an initial decision by August 11, 2006.

On November 1, 2004, ATSI filed with FERC a request to defer approximately $54 million of costs to be incurred from 2004 through 2007 in connection with ATSI’s VMEP, which represents ATSI’s adoption of newly identified industry “best practices” for vegetation management. On March 4, 2005, the FERC approved ATSI’s request to defer the VMEP costs (approximately $33 million deferred as of June 30, 2006). On March 28, 2006, ATSI and MISO filed with the FERC a request to modify ATSI’s Attachment O formula rate to include revenue requirements associated with recovery of deferred VMEP costs over a five-year period. The requested effective date to begin recovery was June 1, 2006. Various parties filed comments responsive to the March 28, 2006 submission. The FERC conditionally approved the filing on May 22, 2006, subject to a compliance filing that ATSI made on June 13, 2006. A request for rehearing of the FERC’s May 22, 2006 Order was filed by a party, which ATSI answered. On July 21, 2006, the FERC issued an order stating that it needs more time to consider the matter. In light of that order, there is no time period by which the FERC must act on the pending rehearing request. On July 14, 2006, the FERC accepted the ATSI’s June 13, 2006 compliance filing. The estimated annual revenues to ATSI from the VMEP cost recovery is $12 million.

On January 24, 2006, ATSI and MISO filed a request with the FERC to correct ATSI’s Attachment O formula rate to reverse revenue credits associated with termination of revenue streams from transitional rates stemming from FERC’s elimination of RTOR. Revenues formerly collected under these rates were included in, and served to reduce, ATSI’s zonal transmission rate under the Attachment O formula. Absent the requested correction, elimination of these revenue streams would not be fully reflected in ATSI’s formula rate until June 1, 2008. On March 16, 2006, the FERC approved the revenue credit correction without suspension, effective April 1, 2006. One party sought rehearing of the FERC's order. The request for rehearing of this order was denied on June 27, 2006. The FERC accepted MISO’s and ATSI’s revised tariff sheets for filing on June 7, 2006. The estimated annual revenue impact of the correction mechanism is approximately $40 million effective on June 1, 2006.

        On January 31, 2005, certain PJM transmission owners made three filings with the FERC pursuant to a settlement agreement previously approved by the FERC. JCP&L, Met-Ed and Penelec were parties to that proceeding and joined in two of the filings. In the first filing, the settling transmission owners submitted a filing justifying continuation of their existing rate design within the PJM RTO. In the second filing, the settling transmission owners proposed a revised Schedule 12 to the PJM tariff designed to harmonize the rate treatment of new and existing transmission facilities. Interventions and protests were filed on February 22, 2005. In the third filing, Baltimore Gas and Electric Company and Pepco Holdings, Inc. requested a formula rate for transmission service provided within their respective zones. On May 31, 2005, the FERC issued an order on these cases. First, it set for hearing the existing rate design and indicated that it will issue a final order within six months. American Electric Power Company, Inc. filed in opposition proposing to create a "postage stamp" rate for high voltage transmission facilities across PJM. Second, the FERC approved the proposed Schedule 12 rate harmonization. Third, the FERC accepted the proposed formula rate, subject to refund and hearing procedures. On June 30, 2005, the settling PJM transmission owners filed a request for rehearing of the May 31, 2005 order. On March 20, 2006 a settlement was filed with FERC in the formula rate proceeding that generally accepts the companies' formula rate proposal. The FERC issued an order approving this settlement on April 19, 2006. Hearings in the PJM rate design case concluded in April 2006. On July 13, 2006, an Initial Decision was issued by the ALJ. The ALJ adopted the Trial Staff’s position that the cost of all PJM transmission facilities should be recovered through a postage stamp rate. The ALJ recommended an April 1, 2006 effective date for this change in rate design. If the FERC accepts this recommendation, the transmission rate applicable to many load zones in PJM would increase. FirstEnergy believes that significant additional transmission revenues would have to be recovered from the JCP&L, Met-Ed and Penelec transmission zones within PJM. The Companies, as part of the Responsible Pricing Alliance, intend to submit a brief on exceptions within thirty days of the initial decision. Following submission of reply exceptions, the case is expected to be reviewed by the FERC with a decision anticipated in the fourth quarter of 2006.

On November 1, 2005, FES filed two power sales agreements for approval with the FERC. One power sales agreement provided for FES to provide the PLR requirements of the Ohio Companies at a price equal to the retail generation rates approved by the PUCO for a period of three years beginning January 1, 2006. The Ohio Companies will be relieved of their obligation to obtain PLR power requirements from FES if the Ohio CBP results in a lower price for retail customers. A similar power sales agreement between FES and Penn permits Penn to obtain its PLR power requirements from FES at a fixed price equal to the retail generation price during 2006. The PPUC approved Penn's plan with modifications on April 20, 2006 to use an RFP process to obtain its power supply requirements after 2006 through two separate solicitations. An initial RFP solicitation was held for Penn in May 2006 with all tranches fully subscribed. On June 2, 2006, the PPUC approved the bid results for the first solicitation. On July 18, 2006, the second PLR solicitation was held for Penn. The tranches for the Residential Group and Small Commercial Group were fully subscribed. However, supply was only acquired for three of the five tranches for the Large Commercial Group. On July 20, 2006, the PPUC approved the submission for the second bid. A residual solicitation is scheduled to be held on August 15, 2006 for the two remaining Large Commercial Group tranches. Acceptance of the winning bids is subject to approval by the PPUC.

On December 29, 2005, the FERC issued an order setting the two power sales agreements for hearing. The order criticized the Ohio CBP, and required FES to submit additional evidence in support of the reasonableness of the prices charged in the power sales agreements. A pre-hearing conference was held on January 18, 2006 to determine the hearing schedule in this case. Under the procedural schedule approved in this case, FES expected an initial decision to be issued in late January 2007. However, on July 14, 2006, the Chief Judge granted the joint motion of FES and the Trial Staff to appoint a settlement judge in this proceeding. The procedural schedule has been suspended pending negotiations among the parties.

Environmental Matters

FirstEnergy accrues environmental liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. Unasserted claims are reflected in FirstEnergy’s determination of environmental liabilities and are accrued in the period that they are both probable and reasonably estimable.

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

        The EPA Region 5 issued a Finding of Violation and NOV to the Bay Shore Power Plant dated June 15, 2006 alleging violations to various sections of the Clean Air Act. A meeting has been scheduled for August 8, 2006 to discuss the alleged violations with the EPA.

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

National Ambient Air Quality Standards

In July 1997, the EPA promulgated changes in the NAAQS for ozone and fine particulate matter. In March 2005, the EPA finalized CAIR covering a total of 28 states (including Michigan, New Jersey, Ohio and Pennsylvania) and the District of Columbia based on proposed findings that air emissions from 28 eastern states and the District of Columbia significantly contribute to non-attainment of the NAAQS for fine particles and/or the "8-hour" ozone NAAQS in other states. CAIR provides each affected state until 2006 to develop implementing regulations to achieve additional reductions of NOX and SO2 emissions in two phases (Phase I in 2009 for NOX, 2010 for SO2 and Phase II in 2015 for both NOX and SO2). FirstEnergy's Michigan, Ohio and Pennsylvania fossil-fired generation facilities will be subject to caps on SO2 and NOX emissions, whereas its New Jersey fossil-fired generation facility will be subject to a cap on NOX emissions only. According to the EPA, SO2 emissions will be reduced by 45% (from 2003 levels) by 2010 across the states covered by the rule, with reductions reaching 73% (from 2003 levels) by 2015, capping SO2 emissions in affected states to just 2.5 million tons annually. NOX emissions will be reduced by 53% (from 2003 levels) by 2009 across the states covered by the rule, with reductions reaching 61% (from 2003 levels) by 2015, achieving a regional NOX cap of 1.3 million tons annually. The future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which the Companies operate affected facilities.

Mercury Emissions

In December 2000, the EPA announced it would proceed with the development of regulations regarding hazardous air pollutants from electric power plants, identifying mercury as the hazardous air pollutant of greatest concern. In March 2005, the EPA finalized CAMR, which provides for a cap-and-trade program to reduce mercury emissions from coal-fired power plants in two phases. Initially, mercury emissions will be capped nationally at 38 tons by 2010 (as a "co-benefit" from implementation of SO2 and NOX emission caps under the EPA's CAIR program). Phase II of the mercury cap-and-trade program will cap nationwide mercury emissions from coal-fired power plants at 15 tons per year by 2018. However, the final rules give states substantial discretion in developing rules to implement these programs. In addition, both CAIR and CAMR have been challenged in the United States Court of Appeals for the District of Columbia. FirstEnergy's future cost of compliance with these regulations may be substantial and will depend on how they are ultimately implemented by the states in which FirstEnergy operates affected facilities.

The model rules for both CAIR and CAMR contemplate an input-based methodology to allocate allowances to affected facilities. Under this approach, allowances would be allocated based on the amount of fuel consumed by the affected sources. FirstEnergy would prefer an output-based generation-neutral methodology in which allowances are allocated based on megawatts of power produced. Since this approach is based on output, new and non-emitting generating facilities, including renewables and nuclear, would be entitled to their proportionate share of the allowances. Consequently, FirstEnergy would be disadvantaged if these model rules were implemented because FirstEnergy’s substantial reliance on non-emitting (largely nuclear) generation is not recognized under the input-based allocation.

Pennsylvania has proposed a new rule to regulate mercury emissions from coal-fired power plants that does not provide a cap and trade approach as in CAMR, but rather follows a command and control approach imposing emission limits on individual sources. If adopted as proposed, Pennsylvania’s mercury regulation would deprive FirstEnergy of mercury emission allowances that were to be allocated to the Mansfield Plant under CAMR and that would otherwise be available for achieving FirstEnergy system-wide compliance. The future cost of compliance with these regulations, if adopted and implemented as proposed, may be substantial.

W. H. Sammis Plant

In 1999 and 2000, the EPA issued NOV or Compliance Orders to nine utilities alleging violations of the Clean Air Act based on operation and maintenance of 44 power plants, including the W. H. Sammis Plant, which was owned at that time by OE and Penn. In addition, the DOJ filed eight civil complaints against various investor-owned utilities, including a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. These cases are referred to as New Source Review cases. On March 18, 2005, OE and Penn announced that they had reached a settlement with the EPA, the DOJ and three states (Connecticut, New Jersey, and New York) that resolved all issues related to the W. H. Sammis Plant New Source Review litigation. This settlement agreement was approved by the Court on July 11, 2005, and requires reductions of NOX and SO2 emissions at the W. H. Sammis Plant and other coal fired plants through the installation of pollution control devices and provides for stipulated penalties for failure to install and operate such pollution controls in accordance with that agreement. Consequently, if FirstEnergy fails to install such pollution control devices, for any reason, including, but not limited to, the failure of any third-party contractor to timely meet its delivery obligations for such devices, FirstEnergy could be exposed to penalties under the settlement agreement. Capital expenditures necessary to meet those requirements are currently estimated to be $1.5 billion (the primary portion of which is expected to be spent in the 2008 to 2011 time period). On August 26, 2005, FGCO entered into an agreement with Bechtel Power Corporation under which Bechtel will engineer, procure, and construct air quality control systems for the reduction of sulfur dioxide emissions. The settlement agreement also requires OE and Penn to spend up to $25 million toward environmentally beneficial projects, which include wind energy purchased power agreements over a 20-year term. OE and Penn agreed to pay a civil penalty of $8.5 million. Results for the first quarter of 2005 included the penalties paid by OE and Penn of $7.8 million and $0.7 million, respectively. OE and Penn also recognized liabilities in the first quarter of 2005 of $9.2 million and $0.8 million, respectively, for probable future cash contributions toward environmentally beneficial projects.

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

Regulation of Hazardous Waste

The Companies have been named as PRPs at waste disposal sites, which may require cleanup under the Comprehensive Environmental Response, Compensation, and Liability Act of 1980. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all PRPs for a particular site are liable on a joint and several basis. Therefore, environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheet as of June 30, 2006, based on estimates of the total costs of cleanup, the Companies' proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. In addition, JCP&L has accrued liabilities for environmental remediation of former manufactured gas plants in New Jersey. Those costs are being recovered by JCP&L through a non-bypassable SBC. Total liabilities of approximately $70 million have been accrued through June 30, 2006.

See Note 10(B) to the consolidated financial statements for further details and a complete discussion of environmental matters.

Other Legal Proceedings

Power Outages and Related Litigation

On August 14, 2003, various states and parts of southern Canada experienced widespread power outages. The outages affected approximately 1.4 million customers in FirstEnergy's service area. The U.S. - Canada Power System Outage Task Force’s final report in April 2004 on the outages concluded, among other things, that the problems leading to the outages began in FirstEnergy’s Ohio service area. Specifically, the final report concluded, among other things, that the initiation of the August 14, 2003 power outages resulted from an alleged failure of both FirstEnergy and ECAR to assess and understand perceived inadequacies within the FirstEnergy system; inadequate situational awareness of the developing conditions; and a perceived failure to adequately manage tree growth in certain transmission rights of way. The Task Force also concluded that there was a failure of the interconnected grid's reliability organizations (MISO and PJM) to provide effective real-time diagnostic support. The final report is publicly available through the Department of Energy’s Web site (www.doe.gov). FirstEnergy believes that the final report does not provide a complete and comprehensive picture of the conditions that contributed to the August 14, 2003 power outages and that it does not adequately address the underlying causes of the outages. FirstEnergy remains convinced that the outages cannot be explained by events on any one utility's system. The final report contained 46 “recommendations to prevent or minimize the scope of future blackouts.” Forty-five of those recommendations related to broad industry or policy matters while one, including subparts, related to activities the Task Force recommended be undertaken by FirstEnergy, MISO, PJM, ECAR, and other parties to correct the causes of the August 14, 2003 power outages. FirstEnergy implemented several initiatives, both prior to and since the August 14, 2003 power outages, which were independently verified by NERC as complete in 2004 and were consistent with these and other recommendations and collectively enhance the reliability of its electric system. FirstEnergy’s implementation of these recommendations in 2004 included completion of the Task Force recommendations that were directed toward FirstEnergy. FirstEnergy is also proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability coordinators may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future as the result of adoption of mandatory reliability standards pursuant to the EPACT that could require additional material expenditures.

FirstEnergy companies also are defending six separate complaint cases before the PUCO relating to the August 14, 2003 power outage. Two cases were originally filed in Ohio State courts but were subsequently dismissed for lack of subject matter jurisdiction and further appeals were unsuccessful. In these cases the individual complainants—three in one case and four in the other—sought to represent others as part of a class action. The PUCO dismissed the class allegations, stating that its rules of practice do not provide for class action complaints. Three other pending PUCO complaint cases were filed by various insurance carriers either in their own name as subrogees or in the name of their insured. In each of these three cases, the carrier seeks reimbursement from various FirstEnergy companies (and, in one case, from PJM, MISO and American Electric Power Company, Inc., as well) for claims paid to insureds for damages allegedly arising as a result of the loss of power on August 14, 2003. The listed insureds in these cases, in many instances, are not customers of any FirstEnergy company. The sixth case involves the claim of a non-customer seeking reimbursement for losses incurred when its store was burglarized on August 14, 2003. FirstEnergy filed a Motion to Dismiss on June 13, 2006. It is currently expected that this case will be summarily dismissed, although the Motion is still pending. On March 7, 2006, the PUCO issued a ruling applicable to all pending cases. Among its various rulings, the PUCO consolidated all of the pending outage cases for hearing; limited the litigation to service-related claims by customers of the Ohio operating companies; dismissed FirstEnergy as a defendant; ruled that the U.S.-Canada Power System Outage Task Force Report was not admissible into evidence; and gave the plaintiffs additional time to amend their complaints to otherwise comply with the PUCO’s underlying order. Also, most complainants, along with the FirstEnergy companies, filed applications for rehearing with the PUCO over various rulings contained in the March 7, 2006 order. On April 26, 2006, the PUCO granted rehearing to allow the insurance company claimants, as insurers, to prosecute their claims in their name so long as they also identify the underlying insured entities and the Ohio utilities that provide their service. The PUCO denied all other motions for rehearing. The plaintiffs in each case have since filed an amended complaint and the named FirstEnergy companies have answered and also have filed a motion to dismiss each action. These motions are pending. Additionally, on June 23, 2006, one of the insurance carrier complainants filed an appeal with the Ohio Supreme Court over the PUCO’s denial of their motion for rehearing on the issue of the admissibility of the Task Force Report and the dismissal of FirstEnergy Corp. as a respondent. Briefing is expected to be completed on this appeal by mid-September. It is unknown when the Supreme Court will rule on the appeal. No estimate of potential liability is available for any of these cases.

In addition to the above proceedings, FirstEnergy was named in a complaint filed in Michigan State Court by an individual who is not a customer of any FirstEnergy company. FirstEnergy's motion to dismiss the matter was denied on June 2, 2006. FirstEnergy has since filed an appeal, which is pending. A responsive pleading to this matter has been filed. Also, the complaint has been amended to include an additional party. No estimate of potential liability has been undertaken in this matter.

FirstEnergy was also named, along with several other entities, in a complaint in New Jersey State Court. The allegations against FirstEnergy were based, in part, on an alleged failure to protect the citizens of Jersey City from an electrical power outage. None of FirstEnergy’s subsidiaries serve customers in Jersey City. A responsive pleading has been filed. On April 28, 2006, the Court granted FirstEnergy's motion to dismiss. The plaintiff has not appealed.

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

Nuclear Plant Matters

On January 20, 2006, FENOC announced that it had entered into a deferred prosecution agreement with the U.S. Attorney’s Office for the Northern District of Ohio and the Environmental Crimes Section of the Environment and Natural Resources Division of the DOJ related to FENOC’s communications with the NRC during the fall of 2001 in connection with the reactor head issue at the Davis-Besse Nuclear Power Station. Under the agreement, which expires on December 31, 2006, the United States acknowledged FENOC’s extensive corrective actions at Davis-Besse, FENOC’s cooperation during investigations by the DOJ and the NRC, FENOC’s pledge of continued cooperation in any related criminal and administrative investigations and proceedings, FENOC’s acknowledgement of responsibility for the behavior of its employees, and its agreement to pay a monetary penalty. The DOJ will refrain from seeking an indictment or otherwise initiating criminal prosecution of FENOC for all conduct related to the statement of facts attached to the deferred prosecution agreement, as long as FENOC remains in compliance with the agreement, which FENOC fully intends to do. FENOC paid a monetary penalty of $28 million (not deductible for income tax purposes) which reduced First Energy's earnings by $0.09 per common share in the fourth quarter of 2005.

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

On October 20, 2004, FirstEnergy was notified by the SEC that the previously disclosed informal inquiry initiated by the SEC's Division of Enforcement in September 2003 relating to the restatements in August 2003 of previously reported results by FirstEnergy and the Ohio Companies, and the Davis-Besse extended outage, have become the subject of a formal order of investigation. The SEC's formal order of investigation also encompasses issues raised during the SEC's examination of FirstEnergy and the Companies under the now repealed PUHCA. Concurrent with this notification, FirstEnergy received a subpoena asking for background documents and documents related to the restatements and Davis-Besse issues. On December 30, 2004, FirstEnergy received a subpoena asking for documents relating to issues raised during the SEC's PUHCA examination. On August 24, 2005, additional information was requested regarding Davis-Besse related disclosures, which FirstEnergy has provided. FirstEnergy has cooperated fully with the informal inquiry and will continue to do so with the formal investigation.

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

The City of Huron filed a complaint against OE with the PUCO challenging the ability of electric distribution utilities to collect transition charges from a customer of a newly-formed municipal electric utility. The complaint was filed on May 28, 2003, and OE timely filed its response on June 30, 2003. In a related filing, the Ohio Companies filed for approval with the PUCO of a tariff that would specifically allow the collection of transition charges from customers of municipal electric utilities formed after 1998. Both filings were consolidated for hearing and decision described above. An adverse ruling could negatively affect full recovery of transition charges by the utility. Hearings on the matter were held in August 2005. Initial briefs from all parties were filed on September 22, 2005 and reply briefs were filed on October 14, 2005. On May 10, 2006, the PUCO issued its Opinion and Order dismissing the City’s complaint and approving the related tariffs, thus affirming OE’s entitlement to recovery of its transition charges. The City of Huron filed an application for rehearing of the PUCO’s decision on June 9, 2006 and OE filed a memorandum in opposition to that application on June 19, 2006. The PUCO denied the City’s application for rehearing on June 28, 2006. The City of Huron has 60 days from the denial of rehearing to appeal the PUCO’s decision.

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

NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

FSP FIN 46(R)-6 - “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”

In April 2006, the FASB issued FSP FIN 46(R)-6 that addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003). FirstEnergy adopted FIN 46(R) in the first quarter of 2004, consolidating VIE’s when FirstEnergy or one of its subsidiaries is determined to be the VIE’s primary beneficiary. The variability that is considered in applying Interpretation 46(R) affects the determination of (a) whether the entity is a VIE; (b) which interests are variable interests in the entity; and (c) which party, if any, is the primary beneficiary of the VIE. This FSP states that the variability to be considered shall be based on an analysis of the design of the entity, involving two steps:

Step 1:	Analyze the nature of the risks in the entity
Step 2:	Determine the purpose(s) for which the entity was created and determine the variability the entity is designed to create and pass along to its interest holders.
.
After determining the variability to consider, the reporting enterprise can determine which interests are designed to absorb that variability. The guidance in this FSP is applied prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under Interpretation 46(R) when a reconsideration event has occurred after July 1, 2006. FirstEnergy does not expect this Statement to have a material impact on its financial statements.

FIN 48 - “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. FirstEnergy is currently evaluating the impact of this Statement.

SUBSEQUENT EVENTS

Pennsylvania Law Change

On July 12, 2006, the Governor of Pennsylvania signed House Bill 859, which increases the net operating loss deduction allowed for the corporate net income tax from $2 million to $3 million, or the greater of 12.5% of taxable income. As a result, FirstEnergy expects to recognize a net operating loss benefit of $2.2 million (net of federal tax benefit) in the third quarter of 2006.

New Jersey Law Change

On July 8, 2006, the Governor of New Jersey signed tax legislation that increased the current New Jersey Corporate Business tax by an additional 4% surtax, which increases the effective tax from 9% to 9.36%. This increase applies to JCP&L’s 2006 through 2008 tax years and is not expected to have a material impact on FirstEnergy’s or JCP&L’s results of operations.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2006	2005	2006	2005

STATEMENTS OF INCOME	(In thousands)

REVENUES	$573,092	$716,612	$1,159,295	$1,442,970

EXPENSES:
Fuel	2,821	12,006	5,772	23,922
Purchased power	293,033	227,507	576,053	474,097
Nuclear operating costs	43,506	92,607	84,590	188,260
Other operating costs	91,604	95,589	182,414	178,768
Provision for depreciation	17,547	31,654	35,563	57,706
Amortization of regulatory assets	43,444	109,670	97,305	221,441
Deferral of new regulatory assets	(42,083)	(39,026)	(78,323)	(63,821)
General taxes	43,931	46,043	89,826	94,121
Total expenses	493,803	576,050	993,200	1,174,494

OPERATING INCOME	79,289	140,562	166,095	268,476

OTHER INCOME (EXPENSE):
Investment income	32,818	22,482	65,860	43,089
Miscellaneous expense	(1,001)	(2,161)	(804)	(23,897)
Interest expense	(17,366)	(21,402)	(35,598)	(39,605)
Capitalized interest	643	3,006	1,134	5,241
Subsidiary's preferred stock dividend requirements	(155)	(738)	(311)	(1,378)
Total other income (expense)	14,939	1,187	30,281	(16,550)

INCOME TAXES	35,019	94,653	73,337	148,073

NET INCOME	59,209	47,096	123,039	103,853

PREFERRED STOCK DIVIDEND REQUIREMENTS AND
REDEMPTION PREMIUM	3,587	658	4,246	1,317

EARNINGS ON COMMON STOCK	$55,622	$46,438	$118,793	$102,536

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$59,209	$47,096	$123,039	$103,853

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized gain (loss) on available for sale securities	(4,063)	(12,960)	1,672	(15,677)
Income tax expense (benefit) related to other
comprehensive income	(1,466)	(4,546)	603	(5,670)
Other comprehensive income (loss), net of tax	(2,597)	(8,414)	1,069	(10,007)

TOTAL COMPREHENSIVE INCOME	$56,612	$38,682	$124,108	$93,846

The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

OHIO EDISON COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$545,292	$929
Receivables-
Customers (less accumulated provisions of $8,627,000 and $7,619,000, respectively,
for uncollectible accounts)	250,079	290,887
Associated companies	165,501	187,072
Other (less accumulated provisions of $52,000 and $4,000, respectively,
for uncollectible accounts)	11,491	15,327
Notes receivable from associated companies	506,337	536,629
Prepayments and other	22,794	93,129
	1,501,494	1,123,973
UTILITY PLANT:
In service	2,558,212	2,526,851
Less - Accumulated provision for depreciation	996,261	984,463
	1,561,951	1,542,388
Construction work in progress	63,277	58,785
	1,625,228	1,601,173
OTHER PROPERTY AND INVESTMENTS:
Long-term notes receivable from associated companies	1,676,228	1,758,776
Investment in lease obligation bonds	310,285	325,729
Nuclear plant decommissioning trusts	106,360	103,854
Other	40,968	44,210
	2,133,841	2,232,569
DEFERRED CHARGES AND OTHER ASSETS:
Regulatory assets	756,481	774,983
Prepaid pension costs	227,815	224,813
Property taxes	52,897	52,875
Unamortized sale and leaseback costs	52,637	55,139
Other	26,988	31,752
	1,116,818	1,139,562
	$6,377,381	$6,097,277
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$225,625	$280,255
Short-term borrowings-
Associated companies	2,161	57,715
Other	22,431	143,585
Accounts payable-
Associated companies	123,912	172,511
Other	12,312	9,607
Accrued taxes	173,248	163,870
Accrued interest	7,150	8,333
Other	64,098	61,726
	630,937	897,602
CAPITALIZATION:
Common stockholder's equity-
Common stock, without par value, authorized 175,000,000 shares - 100 shares outstanding	2,296,525	2,297,253
Accumulated other comprehensive income	5,163	4,094
Retained earnings	285,434	200,844
Total common stockholder's equity	2,587,122	2,502,191
Preferred stock not subject to mandatory redemption	60,965	60,965
Preferred stock of consolidated subsidiary not subject to mandatory redemption	14,105	14,105
Long-term debt and other long-term obligations	1,521,863	1,019,642
	4,184,055	3,596,903
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	747,568	769,031
Accumulated deferred investment tax credits	22,307	24,081
Asset retirement obligation	85,578	82,527
Retirement benefits	294,755	291,051
Deferred revenues - electric service programs	104,855	121,693
Other	307,326	314,389
	1,562,389	1,602,772
COMMITMENTS AND CONTINGENCIES (Note 10)
	$6,377,381	$6,097,277

The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these balance sheets.

OHIO EDISON COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	Restated
	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,039	$103,853
Adjustments to reconcile net income to net cash from operating activities -
Provision for depreciation	35,563	57,706
Amortization of regulatory assets	97,305	221,441
Deferral of new regulatory assets	(78,323)	(63,821)
Nuclear fuel and lease amortization	721	18,663
Amortization of lease costs	(4,334)	(2,952)
Deferred income taxes and investment tax credits, net	(17,351)	(5,142)
Accrued compensation and retirement benefits	930	3,504
Decrease (increase) in operating assets -
Receivables	66,215	77,745
Materials and supplies	-	(18,149)
Prepayments and other current assets	(7,913)	(7,220)
Increase (decrease) in operating liabilities -
Accounts payable	(45,894)	(85,227)
Accrued taxes	9,378	19,078
Accrued interest	(1,183)	(791)
Electric service prepayment programs	(16,838)	132,151
Other	(8,772)	12,876
Net cash provided from operating activities	152,543	463,715

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing -
Long-term debt	599,778	146,450
Short-term borrowings, net	-	47,442
Redemptions and Repayments -
Preferred stock	-	(37,750)
Long-term debt	(145,316)	(260,508)
Short-term borrowings, net	(176,708)	-
Dividend Payments -
Common stock	(35,000)	(177,000)
Preferred stock	(1,317)	(1,317)
Net cash provided from (used for) financing activities	241,437	(282,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(63,294)	(121,458)
Proceeds from nuclear decommissioning trust fund sales	30,269	122,374
Investments in nuclear decommissioning trust funds	(30,961)	(138,144)
Loan repayments from (loans to) associated companies, net	112,840	(58,540)
Cash investments	78,248	-
Other	23,281	14,789
Net cash provided from (used for) investing activities	150,383	(180,979)

Net increase in cash and cash equivalents	544,363	53
Cash and cash equivalents at beginning of period	929	1,230
Cash and cash equivalents at end of period	$545,292	$1,283

The preceding Notes to Consolidated Financial Statements as they relate to Ohio Edison Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Ohio Edison Company:

We have reviewed the accompanying consolidated balance sheet of Ohio Edison Company and its subsidiaries as of June 30, 2006, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

As described in the section entitled "Restatement of the Consolidated Statements of Cash Flows" included in Note 1 to the consolidated interim financial statements, the Company has restated its previously issued consolidated interim financial statements for the quarter ended June 30, 2006.

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

PricewaterhouseCoopers LLP Cleveland, Ohio August 4, 2006, except as to Note 1, which is as of October 31, 2006

OHIO EDISON COMPANY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OE is a wholly owned electric utility subsidiary of FirstEnergy. OE and its wholly owned subsidiary, Penn, conduct business in portions of Ohio and Pennsylvania, providing regulated electric distribution services. Penn’s rate restructuring plan and its associated transition charge revenue recovery was completed in 2005. The OE Companies also provide generation services to those customers electing to retain the OE Companies as their power supplier. Power supply requirements of the OE Companies are provided by FES - an affiliated company.

FirstEnergy Intra-System Generation Asset Transfers

In 2005, the Ohio Companies and Penn entered into certain agreements implementing a series of intra-system generation asset transfers that were completed in the fourth quarter of 2005. The asset transfers resulted in the respective undivided ownership interests of the Ohio Companies and Penn in FirstEnergy’s nuclear and non-nuclear generation assets being owned by NGC and FGCO, respectively. The generating plant interests transferred did not include OE's leasehold interests in certain of the plants that are currently subject to sale and leaseback arrangements with non-affiliates.

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

The transfers affect the OE Companies' comparative earnings results with reductions in both revenues and expenses. Revenues are reduced due to the termination of certain arrangements with FES, under which the OE Companies previously sold their nuclear-generated KWH to FES and leased their non-nuclear generation assets to FGCO, a subsidiary of FES. Their expenses are lower due to the nuclear fuel and operating costs assumed by NGC as well as depreciation and property tax expenses assumed by FGCO and NGC related to the transferred generating assets. With respect to OE's retained leasehold interests in the Perry Plant and Beaver Valley Unit 2, OE has continued the nuclear-generated KWH sales arrangement with FES for the associated output and continues to be obligated on the applicable portion of expenses related to those interests. In addition, the OE Companies receive interest income on associated company notes receivable from the transfer of their generation net assets. FES will continue to provide OE’s PLR requirements under revised purchased power arrangements for the three-year period beginning January 1, 2006 and Penn’s during 2006 (see Outlook - Regulatory Matters).

The effects on the OE Companies' results of operations in the second quarter and first six months of 2006 as compared to the same periods of 2005 from the generation asset transfers (also reflecting OE's retained leasehold interests discussed above) are summarized in the following table:

Intra-System Generation Asset Transfers
Income Statement Effects		Three Months	Six Months
Increase (Decrease)		(In millions)
Revenues:
Non-nuclear generating units rent	(a)	$(44)	$(89)
Nuclear generated KWH sales	(b)	(67)	(131)
Total - Revenues Effect		(111)	(220)
Expenses:
Fuel costs - nuclear	(c)	(9)	(18)
Nuclear operating costs	(c)	(43)	(89)
Provision for depreciation	(d)	(17)	(28)
General taxes	(e)	(3)	(6)
Total - Expenses Effect		(72)	(141)
Operating Income Effect		(39)	(79)
Other Income:
Interest income from notes receivable	(f)	14	30
Nuclear decommissioning trust earnings	(g)	(4)	(6)
Capitalized Interest	(h)	(2)	(4)
Total - Other Income Effect		8	20
Income taxes	(i)	(13)	(24)
Net Income Effect		$(18)	$(35)

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

Restatement of Consolidated Statement of Cash Flows

As further discussed in Note 1 to the Consolidated Financial Statements, OE is restating its Consolidated Statement of Cash Flows for the six months ended June 30, 2006. This corrects a misclassification of a $78 million cash receipt from the liquidation of cash investments (restricted cash related to the 2005 generation asset transfers) in the first quarter of 2006 and the termination of a lease arrangement in the second quarter of 2006. The cash receipt was previously reported in cash flows from operating activities and should have been reported in cash flows from investing activities. This correction resulted in a $78 million decrease in the previously reported cash flows from operating activities and a corresponding increase in cash flows from investing activities in OE’s Consolidated Statements of Cash Flows for the six months ended June 30, 2006. The second quarter of 2006 also included an immaterial misclassification of a non-cash item related to OE’s termination of a capital lease. This lease arrangement termination was previously reported as a $12 million use of cash under “Nuclear fuel and lease amortization” in cash flows from operating activities, a $2 million use of cash under “Redemptions and repayments” in cash flows from financing activities and a $14 million source of cash under “Property additions” in cash flows used for investing activities. However, this non-cash transaction should not have been reflected in the statements of cash flows. This correction on resulted in a $12 million increase in cash flows from operating activities, a $2 million increase in cash from financing activities and a $14 million increase in cash used for investing activities. These corrections resulted in revisions in the previously reported Management’s Discussion and Analysis of Results of Operations only to Capital Resources and Liquidity under the Cash Flows From Operating Activities, Cash Flows From Financing Activities and Cash Flows From Investing Activities sections. The restatement does not change OE’s previously reported consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2006 or its consolidated balance sheet as of June 30, 2006.

Results of Operations

Earnings on common  stock in the  second  quarter of 2006  increased  to  $56  million  from $46  million  in  the  second  quarter of 2005.   In the first six months of 2006, arnings on common stock increased to $119 million from $103 million in the same period of 2005. The increase in earnings in both periods of 2006 primarily resulted from lower expenses and increased other income, partially offset by lower revenues principally from the asset transfer effects shown in the table above. Earnings in both periods of 2005 were also reduced by a one-time income tax charge of $36 million from the enactment of tax legislation in Ohio. Earnings in the first six months of 2005 was additionally reduced by charges relating to a $8.5 million civil penalty payable to the Department of Justice and $10 million for environmental projects in connection with the Sammis Plant settlement (see Outlook — Environmental Matters).

Revenues

Revenues decreased by $144 million or 20.0% in the second quarter of 2006 compared with the same period in 2005, primarily due to the generation asset transfer impact summarized in the table above. Excluding the effects of the asset transfer, revenues in the second quarter of 2006 decreased $33 million, primarily due to decreases of $70 million and $112 million in wholesale sales and distribution revenues, respectively, partially offset by increases in retail generation revenues of $125 million and reduced customer shopping incentives of $21 million.

In the first six months of 2006 compared with the same period in 2005, revenues decreased by $284 million or 19.7%, primarily from the generation asset transfer impact summarized in the table above. Excluding the effects of the asset transfer, revenues in the first six months of 2006 decreased $64 million, primarily due to decreases of $130 million and $210 million in wholesale sales and distribution revenues, respectively, partially offset by increases in retail generation revenues of $232 million and reduced customer shopping incentives of $38 million.

The lower wholesale revenues in both periods of 2006 reflect the termination of a non-affiliated wholesale sales agreement and the cessation of the MSG sales arrangements under OE’s transition plan in December 2005. OE had been required to provide the MSG to non-affiliated alternative suppliers.

Changes in electric generation KWH sales and revenues in the second quarter and first six months of 2006 from the corresponding periods of 2005 are summarized in the following table.

Changes in Generation KWH Sales	Three Months	Six Months
Increase (Decrease)
Electric Generation:
Retail	13.8%	12.5%
Wholesale	(84.2)%	(82.8)%
Net Decrease in Generation Sales	(31.4)%	(29.7)%

	Three Months	Six Months
	(In millions)
Retail Generation:
Residential	$41	$84
Commercial	38	70
Industrial	46	78
Total Retail Generation	125	232
Wholesale	(70)	(130)
Net Decrease in Generation Revenues	55	$102

      Increased retail generation revenues for the second quarter of 2006 as shown in the table above resulted from higher KWH sales and higher unit prices. The increase in generation KWH sales primarily resulted from decreased customer shopping, as the percentage of generation services provided by alternative suppliers to total sales delivered in OE's service area decreased by: residential - 10.4 percentage points; commercial - 12.5 percentage points; and industrial - 11.2 percentage points. The decrease in shopping resulted from certain alternative energy suppliers terminating their supply arrangements with OE’s shopping customers in the fourth quarter of 2005. Higher unit prices for generation reflected the rate stabilization charge and the fuel recovery rider that both became effective in the first quarter of 2006 under provisions of the RSP and RCP.

      Retail generation revenues increased in the first six months of 2006 compared to the same period of 2005 for the reasons described above. The increase in generation KWH sales primarily resulted from a decrease in customer shopping, as the percentage of generation services provided by alternative suppliers to total sales delivered in OE's service area decreased by: residential - 9.5 percentage points; commercial - 11.8 percentage points; and industrial - 10.2 percentage points. Higher unit prices for generation reflected the impact of the RSP and RCP described above.

        Changes in distribution KWH deliveries and revenues in the second quarter and first six months of 2006 from the corresponding periods of 2005 are summarized in the following table.

Changes in Distribution KWH Deliveries	Three Months	Six Months
Increase (Decrease)
Distribution Deliveries:
Residential	(6.3)%	(3.8)%
Commercial	(2.2)%	(1.6)%
Industrial	2.7%	0.5%
Net Decrease in Distribution Deliveries	(1.7)%	(1.6)%

Changes in Distribution KWH Deliveries	Three Months	Six Months
Increase (Decrease)
Residential	(48)	(88)
Commercial	(34)	(65)
Industrial	(30)	(57)
Net Decrease in Distribution Deliveries	$(112)	$(210)

        Lower distribution throughput revenues as shown in the table above in the second quarter and first six months of 2006 reflects lower composite prices and reduced KWH deliveries. The lower unit prices in both periods were due to the completion of the generation-related transition cost recovery under the OE Companies’ respective rate restructuring plans in 2005, partially offset by increased transmission rates to recover MISO costs beginning in 2006 (see Outlook - Regulatory Matters). Lower distribution KWH deliveries to residential and commercial customers reflected the impact of milder weather conditions in the second quarter and first six months of 2006, compared to the same periods of 2005. KWH deliveries to industrial customers increased slightly in both periods due to the recovering steel industry in the OE Companies’ service territory.

Under the Ohio transition plan, OE had provided incentives to customers to encourage switching to alternative energy providers, which reduced OE’s revenues by $21 million in the second quarter of 2005 and $38 million in the first six months of 2005. These revenue reductions, which were deferred for future recovery and did not affect earnings, ceased in 2006. The deferred shopping incentives (Extended RTC) are now being recovered under the RCP (see Outlook - Regulatory Matters).

Expenses

Total expenses decreased by $82 million in the second quarter of 2006 and $181 million in the first six months of 2006 from the same periods of 2005 principally due to the effects of the generation asset transfer shown in the table above. Excluding the asset transfer effects, the following table presents changes from the prior year by expense category.

Expenses - Changes	Three Months	Six Months
Increase (Decrease)	(In millions)
Purchased power costs	$66	$102
Nuclear operating costs	(6)	(14)
Other operating costs	(4)	4
Provision for depreciation	2	6
Amortization of regulatory assets	(66)	(124)
Deferral of new regulatory assets	(3)	(15)
General taxes	1	2
Net decrease in expenses	$(10)	$(39)

        Increased purchased power costs in the second quarter and first six months of 2006 reflected higher unit prices associated with the new power supply agreement with FES, partially offset by a decrease in KWH purchased to meet the lower net generation sales requirements. Excluding the effects of the generation asset transfers, the lower nuclear operating costs for OE’s nuclear leasehold interests were primarily due to the absence in 2006 of the Beaver Valley Unit 2 refueling outage and Perry Nuclear Power Plant scheduled refueling outage (including an unplanned extension) that was completed on May 6, 2005. The decrease in other operating costs during the second quarter of 2006 was primarily due to lower associated company (FES) transmission expenses as a result of alternative energy suppliers terminating their supply arrangements with OE’s shopping customer in the fourth quarter of 2005. The increase in other operating costs in the first six months of 2006 was primarily due to increased transmission expenses related to MISO Day 2 operations that began on April 1, 2005.

        Excluding the effects of the generation asset transfers, higher depreciation expense in the second quarter and first six months of 2006 reflected capital additions subsequent to the second quarter of 2005. Lower amortization of regulatory assets in both periods was due to the completion of the generation-related transition cost amortization under the OE Companies' respective transition plans, partially offset by the amortization of deferred MISO costs being recovered in 2006. The higher deferrals of new regulatory assets in the second quarter and first six months of 2006 primarily resulted from the deferral of fuel ($14 million and $25 million, respectively) and distribution costs ($22 million and $39 million, respectively) under the RCP, partially offset by lower MISO cost deferrals ($12 million and $11 million, respectively) and the decrease in shopping incentive deferrals ($21 million and $38 million, respectively) which ceased in 2006 under the Ohio transition plan. The deferral of interest on the unamortized shopping incentive balances continues under the RCP.

Excluding the effects of the generation asset transfers, higher general taxes in both periods reflects the phase-in of the Ohio commercial activity tax that became effective July 1, 2005.

Other Income

Other income increased $14 million in the second quarter of 2006 and $47 million in the first six months of 2006 as compared with the same periods of 2005, primarily due to the effects of the generation asset transfers. Excluding the effects of the generation asset transfers, the $5 million increase in the second quarter is primarily due to lower interest expense, reflecting debt redemptions subsequent to the second quarter of 2005.

Excluding the effects of the generation asset transfers, the $28 million increase in the first six months is primarily due to lower interest expense and the absence in 2006 of the 2005 charges of $8.5 million for a civil penalty payable to the DOJ and $10 million for environmental projects in connection with the Sammis New Source Review settlement (see Outlook - Environmental Matters).

Income Taxes

Income taxes decreased $60 million in the second quarter of 2006 and $75 million in the first six months of 2006 compared with the same periods of 2005. Excluding the effects of the generation asset transfer, income taxes decreased $47 million in the second quarter of 2006 and $50 million in the first six months of 2006. As a result of new Ohio tax legislation in 2005, OE wrote off $36 million in net deferred tax benefits in the second quarter of 2005. The remainder of the net change in both the second quarter and the six-month period was mainly due to an increase in taxable income, partially offset by a reduction in the tax rates due to the continuing phase-out of the income-based Ohio franchise tax.

Capital Resources and Liquidity

OE’s cash requirements in 2006 for operating expenses, construction expenditures and scheduled debt maturities are expected to be met with cash from operations, short-term credit arrangements and funds from capital markets. OE repurchased $500 million of common stock from FirstEnergy and redeemed $64 million of preferred stock in July 2006 with proceeds of senior notes issued in June 2006. Available borrowing capacity under credit facilities will be used to manage working capital requirements.

Changes in Cash Position

OE had $545 million of cash and cash equivalents as of June 30, 2006 compared with $1 million as of December 31, 2005. The major sources for changes in these balances are summarized below.

    Cash Flows From Operating Activities

Cash provided from operating activities of $153 million (as restated) during the first six months of 2006, compared with the corresponding period in 2005, was as follows:

	Six Months Ended
	June 30,
Operating Cash Flows	2006	2005
	(In millions)
Cash earnings (1)k	$141	$329
Working capital and other	12	135
Net cash provided from operating activities	$153	$464
(1) Cash earnings are a non-GAAP measure (see reconciliation below).

Cash earnings (in the table above) are not a measure of performance calculated in accordance with GAAP. OE believes that cash earnings are a useful financial measure because it provides investors and management with an additional means of evaluating its cash-based operating performance. The following table reconciles cash earnings with net income:

	Six Months Ended
	June 30,
Reconciliation of Cash Earnings	2006	2005
	(In millions)
Net income (GAAP)	$123	$104
Non-cash charges (credits):
Provision for depreciation	36	58
Amortization of regulatory assets	97	221
Deferral of new regulatory assets	(78)	(64)
Nuclear fuel and capital lease amortization	1	19
Amortization of electric service obligation	(17)	(4)
Amortization of lease costs	(4)	(3)
Deferred income taxes and investment tax credits, net	(17)	(5)
Accrued compensation and retirement benefits	--	3
Cash earnings (Non-GAAP)	$141	$329

Net cash provided from operating activities decreased $311 million in the first six months of 2006, compared with the same period in 2005, due to a $123 million decrease from changes in working capital and a $188 million decrease in cash earnings as described above under “Results from Operations.” The decrease in working capital primarily reflects the absence in 2006 of $136 million in funds received for the Energy for Education program in 2005, partially offset by changes in accounts payable of $39 million.

Cash Flows From Financing Activities

Net cash provided from financing activities increased to $241 million (as restated) in the first six months of 2006 from $283 million used for financing activities in the first six months of 2005. The increase primarily reflected more long-term debt financing, and decreases of $153 million in redemptions of preferred stock and long-term debt and $142 million in common stock dividend payments to FirstEnergy, partially offset by higher repayments of short-term borrowings to associated companies.

OE had approximately $1.1 billion of cash and temporary cash investments (which include short-term notes receivable from associated companies) and $25 million of short-term indebtedness as of June 30, 2006. OE has authorization from the PUCO to incur short-term debt of up to $500 million, which is available through the bank facility and the utility money pool described below. Penn has authorization from the SEC, continued by FERC rules adopted as a result of EPACT's repeal of PUHCA, to incur short-term debt up to its charter limit of $44 million as of June 30, 2006, and also has access to the bank facility and the utility money pool.

OES Capital is a wholly owned subsidiary of OE whose borrowings are secured by customer accounts receivable purchased from OE. OES Capital can borrow up to $170 million under a receivables financing arrangement. As a separate legal entity with separate creditors, OES Capital would have to satisfy its obligations to creditors before any of its remaining assets could be made available to OE. As of June 30, 2006, the facility was not drawn.

        Penn Power Funding LLC (Penn Funding), a wholly owned subsidiary of Penn, is a limited liability company whose borrowings are secured by customer accounts receivable purchased from Penn. Penn Funding can borrow up to $25 million under a receivables financing arrangement which expires July 28, 2007. As a separate legal entity with separate creditors, Penn Funding would have to satisfy its obligations to creditors before any of its remaining assets could be made available to Penn. As of June 30, 2006, the facility was drawn for $19 million.

As of June 30, 2006, OE and Penn had the aggregate capability to issue approximately $592 million of additional FMB on the basis of property additions and retired bonds under the terms of their respective mortgage indentures. The issuance of FMB by OE is also subject to provisions of its senior note indenture generally limiting the incurrence of additional secured debt, subject to certain exceptions that would permit, among other things, the issuance of secured debt (including FMB) (i) supporting pollution control notes or similar obligations, or (ii) as an extension, renewal or replacement of previously outstanding secured debt. In addition, OE is permitted under the indenture to incur additional secured debt not otherwise permitted by a specified exception of up to $735 million as of June 30, 2006. Based upon applicable earnings coverage tests in their respective charters, OE and Penn could issue a total of $2.7 billion of preferred stock (assuming no additional debt was issued) as of June 30, 2006. As a result of OE redeeming all of its outstanding preferred stock on July 7, 2006, the applicable earnings coverage test is inoperable for OE. In the event that OE issues preferred stock in the future, the applicable earnings coverage test will govern the amount of additional preferred stock that OE may issue.

        As of June 30, 2006, OE had approximately $400 million of capacity remaining unused under its existing shelf registration.

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

Under the revolving credit facility, borrowers may request the issuance of LOCs expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under the facility and against the applicable borrower’s borrowing sub-limit. Total unused borrowing capability under existing credit facilities and accounts receivable financing facilities totaled $726 million as of June 30, 2006.

The revolving credit facility contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%. As of June 30, 2006, debt to total capitalization as defined under the revolving credit facility was 40% for OE and 34% for Penn.

The facility does not contain any provisions that either restricts the ability of OE and Penn to borrow or accelerate repayment of outstanding advances as a result of any change in credit ratings. Pricing is defined in “pricing grids”, whereby the cost of funds borrowed under the facility is related to OE’s and Penn’s credit ratings.

       OE and Penn have the ability to borrow from their regulated affiliates and FirstEnergy to meet their short-term working capital requirements. FESC administers this money pool and tracks surplus funds of FirstEnergy and its regulated subsidiaries. Companies receiving a loan under the money pool agreements must repay the principal amount, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from the pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings in the first six months of 2006 was 4.86%.

OE’s access to the capital markets and the costs of financing are influenced by the ratings of its securities. The ratings outlook from S&P on all securities is stable. The ratings outlook from Moody's and Fitch on all securities is positive.

On April 3, 2006, pollution control notes that were formerly obligations of OE and Penn were refinanced and became obligations of FGCO and NGC. The proceeds from the refinancings were used to repay a portion of their associated company notes payable to Penn and OE. With those repayments, OE redeemed $74.8 million and Penn redeemed $6.95 million of pollution control notes having variable interest rates.

Cash Flows From Investing Activities

Net cash provided from investing activities was $150 million (as restated) in the first six months of 2006 compared to $181 million used for investing activities in the first six months of 2005. The change resulted primarily from a $171 million increase in loan repayments from associated companies, $78 million from the liquidation of cash investments and a $58 million decrease in property additions, which reflects the impact of the generation asset transfers.

        During the second half of 2006, capital requirements for property additions and capital leases are expected to be approximately $46 million. OE has additional requirements of approximately $2 million to meet requirements for maturing long-term debt during the remainder of 2006. These cash requirements are expected to be satisfied from a combination of internal cash and short-term credit arrangements. OE’s capital spending for the period 2006-2010 is expected to be approximately $624 million, of which approximately $108 million applies to 2006.

Off-Balance Sheet Arrangements

Obligations not included on OE’s Consolidated Balance Sheets primarily consist of sale and leaseback arrangements involving Perry Unit 1 and Beaver Valley Unit 2. The present value of these operating lease commitments, net of trust investments, was $640 million as of June 30, 2006.

Equity Price Risk

Included in OE’s nuclear decommissioning trust investments are marketable equity securities carried at their market value of approximately $70 million and $67 million as of June 30, 2006 and December 31, 2005, respectively. A hypothetical 10% decrease in prices quoted by stock exchanges would result in a $7 million reduction in fair value as of June 30, 2006. Changes in the fair value of these investments are recorded in OCI unless recognized as a result of a sale or recognized as regulatory assets or liabilities.

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

Regulatory Matters

Regulatory assets and liabilities are costs which have been authorized by the PUCO, the PPUC and the FERC for recovery from or credit to customers in future periods or for which authorization is probable. Without the probability of such authorization, costs currently recorded as regulatory assets and liabilities would have been charged to income as incurred. All regulatory assets are expected to be recovered under the provisions of the OE Companies’ transition plans and rate restructuring plans. OE‘s regulatory assets were $756 million and $775 million as of June 30, 2006 and December 31, 2005, respectively. Penn had net regulatory liabilities of $59 million as of June 30, 2006 and December 31, 2005, which are included in Other Noncurrent Liabilities on the Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005.

On October 21, 2003 the Ohio Companies filed their RSP case with the PUCO. On August 5, 2004, the Ohio Companies accepted the RSP as modified and approved by the PUCO in an August 4, 2004 Entry on Rehearing, subject to a CBP. The RSP was intended to establish generation service rates beginning January 1, 2006, in response to the PUCO’s concerns about price and supply uncertainty following the end of the Ohio Companies' transition plan market development period. In October 2004, the OCC and NOAC filed appeals with the Supreme Court of Ohio to overturn the original June 9, 2004 PUCO order in the proceeding as well as the associated entries on rehearing. On September 28, 2005, the Supreme Court of Ohio heard oral arguments on the appeals. On May 3, 2006, the Supreme Court of Ohio issued an opinion affirming the PUCO's order with respect to the approval of the rate stabilization charge, approval of the shopping credits, the granting of interest on shopping credit incentive deferral amounts, and approval of the Ohio Companies’ financial separation plan. It remanded one matter back to the PUCO for further consideration of the issue as to whether the RSP, as adopted by the PUCO, provided for sufficient means for customer participation in the competitive marketplace. On May 12, 2006, the Ohio Companies filed a Motion for Reconsideration with the Supreme Court of Ohio which was denied by the Court on June 21, 2006. The RSP contained a provision that permitted the Ohio Companies to withdraw and terminate the RSP in the event that the PUCO, or the Supreme Court of Ohio, rejected all or part of the RSP. In such event, the Ohio Companies have 30 days from the final order or decision to provide notice of termination. On July 20, 2006 the Ohio Companies filed with the PUCO a Request to Initiate a Proceeding on Remand. In their Request, the Ohio Companies provided notice of termination to those provisions of the RSP subject to termination, subject to being withdrawn, and also set forth a framework for addressing the Supreme Court of Ohio’s findings on customer participation, requesting the PUCO to initiate a proceeding to consider the Ohio Companies’ proposal. If the PUCO approves a resolution to the issues raised by the Supreme Court of Ohio that is acceptable to the Ohio Companies, the Ohio Companies’ termination will be withdrawn and considered to be null and void. Separately, the OCC and NOAC also submitted to the PUCO on July 20, 2006 a conceptual proposal dealing with the issue raised by the Supreme Court of Ohio. On July 26, 2006, the PUCO issued an Entry acknowledging the July 20, 2006 filings of the Ohio Companies and the OCC and NOAC, and giving the Ohio Companies 45 days to file a plan in a new docket to address the Court’s concern.

        The Ohio Companies filed an application and stipulation with the PUCO on September 9, 2005 seeking approval of the RCP. On November 4, 2005, the Ohio Companies filed a supplemental stipulation with the PUCO, which constituted an additional component of the RCP filed on September 9, 2005. Major provisions of the RCP include:

●	Maintaining the existing level of base distribution rates through December 31, 2008 for OE;

●
Deferring and capitalizing for future recovery (over a 25-year period) with carrying charges certain distribution costs to be incurred by all of the Ohio Companies during the period January 1, 2006 through December 31, 2008, not to exceed $150 million in each of the three years;

●	Adjusting the RTC and extended RTC recovery periods and rate levels so that full recovery of authorized costs will occur as of December 31, 2008 for OE;

●	Reducing the deferred shopping incentive balances as of January 1, 2006 by up to $75 million for OE by accelerating the application of its accumulated cost of removal regulatory liability; and

●
Recovering increased fuel costs (compared to a 2002 baseline) of up to $75 million, $77 million, and $79 million, in 2006, 2007, and 2008, respectively, from all OE and TE distribution and transmission customers through a fuel recovery mechanism. The Ohio Companies may defer and capitalize (for recovery over a 25-year period) increased fuel costs above the amount collected through the fuel recovery mechanism.

The following table provides OE’s estimated net amortization of regulatory transition costs and deferred shopping incentives (including associated carrying charges) under the RCP for the period 2006 through 2008:

Amortization
Period	Amortization

2006	$177
2007	180
2008	208
Total Amortization	$565

On January 4, 2006, the PUCO approved, with modifications, the Ohio Companies’ RCP to supplement the RSP to provide customers with more certain rate levels than otherwise available under the RSP during the plan period. On January 10, 2006, the Ohio Companies filed a Motion for Clarification of the PUCO order approving the RCP. The Ohio Companies sought clarity on issues related to distribution deferrals, including requirements of the review process, timing for recognizing certain deferrals and definitions of the types of qualified expenditures. The Ohio Companies also sought confirmation that the list of deferrable distribution expenditures originally included in the revised stipulation fall within the PUCO order definition of qualified expenditures. On January 25, 2006, the PUCO issued an Entry on Rehearing granting in part, and denying in part, the Ohio Companies’ previous requests and clarifying issues referred to above. The PUCO granted the Ohio Companies’ requests to:

•	Recognize fuel and distribution deferrals commencing January 1, 2006;

•	Recognize distribution deferrals on a monthly basis prior to review by the PUCO Staff;

•	Clarify that the types of distribution expenditures included in the Supplemental Stipulation may be deferred; and

•	Clarify that distribution expenditures do not have to be “accelerated” in order to be deferred.

The PUCO approved the Ohio Companies’ methodology for determining distribution deferral amounts, but denied the Motion in that the PUCO Staff must verify the level of distribution expenditures contained in current rates, as opposed to simply accepting the amounts contained in the Ohio Companies’ Motion. On February 3, 2006, several other parties filed applications for rehearing on the PUCO's January 4, 2006 Order. The Ohio Companies responded to the applications for rehearing on February 13, 2006. In an Entry on Rehearing issued by the PUCO on March 1, 2006, all motions for rehearing were denied. Certain of these parties have subsequently filed notices of appeal with the Supreme Court of Ohio alleging various errors made by the PUCO in its order approving the RCP. The Ohio Companies’ Motion to Intervene in the appeals was granted by the Supreme Court on June 8, 2006. The Appellants’ Merit Briefs were filed at the Supreme Court on July 5, 2006. The Appellees include the PUCO and the Ohio Companies. The Appellees’ Merit Briefs are due on August 4, 2006. Appellants’ Reply Briefs will then be due on August 24, 2006.

        On December 30, 2004, OE filed with the PUCO two applications related to the recovery of transmission and ancillary service related costs. The first application sought recovery of these costs beginning January 1, 2006. The Ohio Companies requested that these costs be recovered through a rider that would be effective on January 1, 2006 and adjusted each July 1 thereafter. The parties reached a settlement agreement that was approved by the PUCO on August 31, 2005. The incremental transmission and ancillary service revenues recovered from January 1 through June 30, 2006 were approximately $31 million. That amount included the recovery of a portion of the 2005 deferred MISO expenses as described below. On May 1, 2006, OE filed a modification to the rider to determine revenues ($71 million) from July 2006 through June 2007.

The second application sought authority to defer costs associated with transmission and ancillary service related costs incurred during the period October 1, 2003 through December 31, 2005. On May 18, 2005, the PUCO granted the accounting authority for the Ohio Companies to defer incremental transmission and ancillary service-related charges incurred as a participant in MISO, but only for those costs incurred during the period December 30, 2004 through December 31, 2005. Permission to defer costs incurred prior to December 30, 2004 was denied. The PUCO also authorized the Ohio Companies to accrue carrying charges on the deferred balances. On August 31, 2005, the OCC appealed the PUCO's decision. On January 20, 2006, the OCC sought rehearing of the PUCO’s approval of the recovery of deferred costs through the rider during the period January 1, 2006 through June 30, 2006. The PUCO denied the OCC's application on February 6, 2006. On March 23, 2006, the OCC appealed the PUCO's order to the Ohio Supreme Court. On March 27, 2006, the OCC filed a motion to consolidate this appeal with the deferral appeals discussed above and to postpone oral arguments in the deferral appeal until after all briefs are filed in this most recent appeal of the rider recovery mechanism. On March 20, 2006, the Ohio Supreme Court, on its own motion, consolidated the OCC's appeal of the Ohio Companies' case with a similar case involving Dayton Power & Light Company. Oral arguments were heard on May 10, 2006. The Ohio Companies are unable to predict when a decision may be issued.

Under Pennsylvania's electric competition law, Penn is required to secure generation supply for customers who do not choose alternative suppliers for their electricity. On October 11, 2005, Penn filed a plan with the PPUC to secure electricity supply for its customers at set rates following the end of its transition period on December 31, 2006. Penn recommended that the RFP process cover the period January 1, 2007 through May 31, 2008. To the extent that an affiliate of Penn supplies a portion of the PLR load included in the RFP, authorization to make the affiliate sale must be obtained from the FERC. Hearings before the PPUC were held on January 10, 2006 with main briefs filed on January 27, 2006 and reply briefs filed on February 3, 2006. On February 16, 2006, the ALJ issued a Recommended Decision to adopt Penn's RFP process with modifications. On April 20, 2006, the PPUC approved the Recommended Decision with additional modifications to use an RFP process to obtain Penn’s power supply requirements after 2006 through two separate solicitations. An initial solicitation was held for Penn in May 2006 with all tranches fully subscribed. On June 2, 2006, the PPUC approved the bid results for the first solicitation. On July 18, 2006, the second PLR solicitation was held for Penn. The tranches for the Residential Group and Small Commercial Group were fully subscribed. However, supply was only acquired for three of the five tranches for the Large Commercial Group. On July 20, 2006, the PPUC approved the submissions for the second bid. A residual solicitation is scheduled to be held on August 15, 2006 for the two remaining Large Commercial Group tranches. Acceptance of the winning bids is subject to approval by the PPUC.

On May 25, 2006, Penn filed a Petition for Review of the PPUC’s Orders of April 28, 2006 and May 4, 2006, which together decided the issues associated with Penn’s proposed Interim PLR Supply Plan. Penn has asked the Commonwealth Court to review the PPUC’s decision to deny its recovery of certain PLR costs via a reconciliation mechanism and its decision to impose a geographic limitation on the sources of alternative energy credits. On June 7, 2006, the PaDEP filed a Petition for Review appealing the PPUC’s ruling on the method by which alternative energy credits may be acquired and traded. Penn is unable to predict the outcome of this appeal.

On November 1, 2005, FES filed two power sales agreements for approval with the FERC. One power sales agreement provided for FES to provide the PLR requirements of the Ohio Companies at a price equal to the retail generation rates approved by the PUCO for a period of three years beginning January 1, 2006. The Ohio Companies will be relieved of their obligation to obtain PLR power requirements from FES if the Ohio CBP results in a lower price for retail customers. A similar power sales agreement between FES and Penn permits Penn to obtain its PLR power requirements from FES at a fixed price equal to the retail generation price during 2006. The PPUC approved Penn's plan with modifications on April 20, 2006 to use an RFP process to obtain its power supply requirements after 2006 through two separate solicitations. An initial RFP process was held for Penn in May 2006 with all tranches fully subscribed. On June 2, 2006, the PPUC approved the bid results for the first solicitation. On July 18, 2006, the second PLR solicitation was held for Penn. The tranches for the Residential Group and Small Commercial Group were fully subscribed. However, supply was only acquired for three of the five tranches for the Large Commercial Group. On July 20, 2006, the PPUC approved the submission for the second bid. A residual solicitation is scheduled to be held on August 15, 2006 for the two remaining Large Commercial Group tranches. Acceptance of the winning bids is subject to approval by the PPUC.

        On December 29, 2005, the FERC issued an order setting the two power sales agreements for hearing. The order criticized the Ohio CBP, and required FES to submit additional evidence in support of the reasonableness of the prices charged in the power sales agreements. A pre-hearing conference was held on January 18, 2006 to determine the hearing schedule in this case. Under the procedural schedule approved in this case, FES expected an initial decision to be issued in late January 2007. However, on July 14, 2006, the Chief Judge granted the joint motion of FES and the Trial Staff to appoint a settlement judge in this proceeding. The procedural schedule has been suspended pending negotiations among the parties.

        See Note 11 to the consolidated financial statements for further details and a complete discussion of regulatory matters in Ohio and Pennsylvania and a detailed discussion of reliability initiatives, including initiatives by the PPUC, that impact Penn.

        Environmental Matters

OE accrues environmental liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. Unasserted claims are reflected in OE’s determination of environmental liabilities and are accrued in the period that they are both probable and reasonably estimable.

W. H. Sammis Plant-

    In 1999 and 2000, the EPA issued NOV or Compliance Orders to nine utilities alleging violations of the Clean Air Act based on operation and maintenance of 44 power plants, including the W. H. Sammis Plant, which was owned at that time by OE and Penn. In addition, the DOJ filed eight civil complaints against various investor-owned utilities, including a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. These cases are referred to as New Source Review cases. On March 18, 2005, OE and Penn announced that they had reached a settlement with the EPA, the DOJ and three states (Connecticut, New Jersey, and New York) that resolved all issues related to the W. H. Sammis Plant New Source Review litigation. This settlement agreement was approved by the Court on July 11, 2005, and requires reductions of NOX and SO2 emissions at the W. H. Sammis Plant and other coal fired plants through the installation of pollution control devices and provides for stipulated penalties for failure to install and operate such pollution controls in accordance with that agreement. Those requirements will be the responsibility of FGCO. The settlement agreement also requires OE and Penn to spend up to $25 million toward environmentally beneficial projects, which include wind energy purchased power agreements over a 20-year term. OE and Penn agreed to pay a civil penalty of $8.5 million. Results for the first quarter of 2005 included the penalties paid by OE and Penn of $7.8 million and $0.7 million, respectively. OE and Penn also recognized liabilities in the first quarter of 2005 of $9.2 million and $0.8 million, respectively, for probable future cash contributions toward environmentally beneficial projects.

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

Power Outages and Related Litigation-

On August 14, 2003, various states and parts of southern Canada experienced widespread power outages. The outages affected approximately 1.4 million customers in FirstEnergy's service area. The U.S. - Canada Power System Outage Task Force’s final report in April 2004 on the outages concluded, among other things, that the problems leading to the outages began in FirstEnergy’s Ohio service area. Specifically, the final report concluded, among other things, that the initiation of the August 14, 2003 power outages resulted from an alleged failure of both FirstEnergy and ECAR to assess and understand perceived inadequacies within the FirstEnergy system; inadequate situational awareness of the developing conditions; and a perceived failure to adequately manage tree growth in certain transmission rights of way. The Task Force also concluded that there was a failure of the interconnected grid's reliability organizations (MISO and PJM) to provide effective real-time diagnostic support. The final report is publicly available through the Department of Energy’s Web site (www.doe.gov). FirstEnergy believes that the final report does not provide a complete and comprehensive picture of the conditions that contributed to the August 14, 2003 power outages and that it does not adequately address the underlying causes of the outages. FirstEnergy remains convinced that the outages cannot be explained by events on any one utility's system. The final report contained 46 “recommendations to prevent or minimize the scope of future blackouts.” Forty-five of those recommendations related to broad industry or policy matters while one, including subparts, related to activities the Task Force recommended be undertaken by FirstEnergy, MISO, PJM, ECAR, and other parties to correct the causes of the August 14, 2003 power outages. FirstEnergy implemented several initiatives, both prior to and since the August 14, 2003 power outages, which were independently verified by NERC as complete in 2004 and were consistent with these and other recommendations and collectively  enhance  the  reliability  of its  electric system. FirstEnergy’s implementation of these recommendations in 2004 included completion of the Task Force recommendations that were directed toward FirstEnergy. FirstEnergy is also proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability coordinators may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future as the result of adoption of mandatory reliability standards pursuant to the EPACT that could require additional material expenditures.

FirstEnergy companies also are defending six separate complaint cases before the PUCO relating to the August 14, 2003 power outage. Two cases were originally filed in Ohio State courts but were subsequently dismissed for lack of subject matter jurisdiction and further appeals were unsuccessful. In these cases the individual complainants—three in one case and four in the other—sought to represent others as part of a class action. The PUCO dismissed the class allegations, stating that its rules of practice do not provide for class action complaints. Three other pending PUCO complaint cases, were filed by various insurance carriers either in their own name as subrogees or in the name of their insured. In each of these three cases, the carrier seeks reimbursement from various FirstEnergy companies (and, in one case, from PJM, MISO and American Electric Power Company, Inc., as well) for claims paid to insureds for damages allegedly arising as a result of the loss of power on August 14, 2003. The listed insureds in these cases, in many instances, are not customers of any FirstEnergy company. The sixth case involves the claim of a non-customer seeking reimbursement for losses incurred when its store was burglarized on August 14, 2003. FirstEnergy filed a Motion to Dismiss on June 13, 2006. It is currently expected that this case will be summarily dismissed, although the Motion is still pending. On March 7, 2006, the PUCO issued a ruling applicable to all pending cases. Among its various rulings, the PUCO consolidated all of the pending outage cases for hearing; limited the litigation to service-related claims by customers of the Ohio operating companies; dismissed FirstEnergy as a defendant; ruled that the U.S.-Canada Power System Outage Task Force Report was not admissible into evidence; and gave the plaintiffs additional time to amend their complaints to otherwise comply with the PUCO’s underlying order. Also, most complainants, along with the FirstEnergy companies, filed applications for rehearing with the PUCO over various rulings contained in the March 7, 2006 order. On April 26, 2006, the PUCO granted rehearing to allow the insurance company claimants, as insurers, to prosecute their claims in their name so long as they also identify the underlying insured entities and the Ohio utilities that provide their service. The PUCO denied all other motions for rehearing. The plaintiffs in each case have since filed an amended complaint and the named FirstEnergy companies have answered and also have filed a motion to dismiss each action. These motions are pending. Additionally, on June 23, 2006, one of the insurance carrier complainants filed an appeal with the Ohio Supreme Court over the PUCO’s denial of their motion for rehearing on the issue of the admissibility of the Task Force Report and the dismissal of FirstEnergy Corp. as a respondent. Briefing is expected to be completed on this appeal by mid-September. It is unknown when the Supreme Court will rule on the appeal. No estimate of potential liability is available for any of these cases.

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

Other Legal Matters-

On October 20, 2004, FirstEnergy was notified by the SEC that the previously disclosed informal inquiry initiated by the SEC's Division of Enforcement in September 2003 relating to the restatements in August 2003 of previously reported results by FirstEnergy and the Ohio Companies, and the Davis-Besse extended outage, have become the subject of a formal order of investigation. The SEC's formal order of investigation also encompasses issues raised during the SEC's examination of FirstEnergy and the Companies under the now repealed PUHCA. Concurrent with this notification, FirstEnergy received a subpoena asking for background documents and documents related to the restatements and Davis-Besse issues. On December 30, 2004, FirstEnergy received a subpoena asking for documents relating to issues raised during the SEC's PUHCA examination. On August 24, 2005, additional information was requested regarding Davis-Besse related disclosures, which FirstEnergy has provided. FirstEnergy has cooperated fully with the informal inquiry and will continue to do so with the formal investigation.

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

The City of Huron filed a complaint against OE with the PUCO challenging the ability of electric distribution utilities to collect transition charges from a customer of a newly-formed municipal electric utility. The complaint was filed on May 28, 2003, and OE timely filed its response on June 30, 2003. In a related filing, the Ohio Companies filed for approval with the PUCO of a tariff that would specifically allow the collection of transition charges from customers of municipal electric utilities formed after 1998. Both filings were consolidated for hearing and decision described above. An adverse ruling could negatively affect full recovery of transition charges by the utility. Hearings on the matter were held in August 2005. Initial briefs from all parties were filed on September 22, 2005 and reply briefs were filed on October 14, 2005. On May 10, 2006, the PUCO issued its Opinion and Order dismissing the City’s complaint and approving the related tariffs, thus affirming OE’s entitlement to recovery of its transition charges. The City of Huron filed an application for rehearing of the PUCO’s decision on June 9, 2006 and OE filed a memorandum in opposition to that application on June 19, 2006. The PUCO denied the City’s application for rehearing on June 28, 2006. The City of Huron has 60 days from the denial of rehearing to appeal the PUCO’s decision.

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

NEW ACCOUNTING STANDARDS AND INTERPRETATIONS

FIN 48 - “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. OE is currently evaluating the impact of this Statement.

PENNSYLVANIA POWER COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
STATEMENTS OF INCOME	(In thousands)

REVENUES	$80,650	$134,282	$163,369	$268,766

EXPENSES:
Fuel	-	5,526	-	11,146
Purchased power	56,513	42,726	111,269	89,706
Nuclear operating costs	-	19,765	-	39,713
Other operating costs	14,124	16,743	28,328	29,511
Provision for depreciation	1,695	3,810	4,126	7,504
Amortization of regulatory assets	-	9,833	3,411	19,715
General taxes	5,670	6,444	11,504	12,916
Total expenses	78,002	104,847	158,638	210,211

OPERATING INCOME	2,648	29,435	4,731	58,555

OTHER INCOME (EXPENSE):
Miscellaneous income	3,388	924	6,851	(223)
Interest expense	(1,407)	(2,787)	(5,362)	(5,106)
Capitalized interest	48	1,476	82	2,843
Total other income (expense)	2,029	(387)	1,571	(2,486)

INCOME TAXES	1,928	13,337	2,807	25,356

NET INCOME	2,749	15,711	3,495	30,713

PREFERRED STOCK DIVIDEND REQUIREMENTS	155	738	311	1,378

EARNINGS ON COMMON STOCK	$2,594	$14,973	$3,184	$29,335

The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

PENNSYLVANIA POWER COMPANY

CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2006	2005
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$38	$24
Receivables -
Customers (less accumulated provisions of $1,073,000 and $1,087,000,
respectively, for uncollectible accounts)	38,303	44,555
Associated companies	81,688	115,441
Other	1,332	2,889
Notes receivable from associated companies	1,838	1,699
Prepayments and other	17,728	86,995
	140,927	251,603
UTILITY PLANT:
In service	365,959	359,069
Less - Accumulated provision for depreciation	131,181	129,118
	234,778	229,951
Construction work in progress-	5,457	3,775
	240,235	233,726
OTHER PROPERTY AND INVESTMENTS:
Long-term notes receivable from associated companies	276,052	283,248
Other	350	351
	276,402	283,599

DEFERRED CHARGES AND OTHER ASSETS:
Prepaid pension costs	43,056	42,243
Other	1,775	3,829
	44,831	46,072

	$702,395	$815,000
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$15,474	$69,524
Short-term borrowings -
Associated companies	2,161	12,703
Other	19,000	-
Accounts payable -
Associated companies	20,420	73,444
Other	2,073	1,828
Accrued taxes	23,029	28,632
Accrued interest	1,070	1,877
Other	6,874	8,086
	90,101	196,094
CAPITALIZATION:
Common stockholder's equity
Common stock, $30 par value, authorized 6,500,000 shares-
6,290,000 shares outstanding	188,700	188,700
Other paid in capital	71,136	71,136
Retained earnings	40,281	37,097
Total common stockholder's equity	300,117	296,933
Preferred stock	14,105	14,105
Long-term debt and other long-term obligations	123,343	130,677
	437,565	441,715
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	63,698	66,576
Retirement benefits	46,845	45,967
Regulatory liabilities	58,822	58,637
Other	5,364	6,011
	174,729	177,191
COMMITMENTS AND CONTINGENCIES (Note 10)
	$702,395	$815,000

The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral

PENNSYLVANIA POWER COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	Restated
	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,495	$30,713
Adjustments to reconcile net income to net cash from operating activities -
Provision for depreciation	4,126	7,504
Amortization of regulatory assets	3,411	19,715
Nuclear fuel and other amortization	-	8,278
Deferred income taxes and investment tax credits, net	(2,383)	(4,955)
Decrease (increase) in operating assets -
Receivables	41,562	10,838
Materials and supplies	-	(806)
Prepayments and other current assets	(8,981)	(8,260)
Increase (decrease) in operating liabilities -
Accounts payable	(52,779)	(19,895)
Accrued taxes	(5,602)	12,103
Accrued interest	(807)	116
Other	(3,290)	463
Net cash provided from (used for) operating activities	(21,248)	55,814

CASH FLOWS FROM FINANCING ACTIVITIES:
New Financing -
Short-term borrowings, net	8,458	33,745
Redemptions and Repayments -
Preferred stock	-	(37,750)
Long-term debt	(61,899)	(810)
Short-term borrowings, net	-	-
Dividend Payments -
Common stock	-	(8,000)
Preferred stock	(311)	(1,378)
Net cash used for financing activities	(53,752)	(14,193)

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(10,216)	(41,093)
Proceeds from nuclear decommissioning trust fund sales	-	36,995
Investments in nuclear decommissioning trust funds	-	(37,792)
Loan repayments from associated companies	7,057	173
Cash investments	78,248	-
Other	(75)	82
Net cash Provided from (used for) investing activities	75,014	(41,635)

Net increase (decrease) in cash and cash equivalents	14	(14)
Cash and cash equivalents at beginning of period	24	38
Cash and cash equivalents at end of period	$38	$24

The preceding Notes to Consolidated Financial Statements as they relate to Pennsylvania Power Company are an integral part of these statements.

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of
Directors of Pennsylvania Power Company:

We have reviewed the accompanying consolidated balance sheet of Pennsylvania Power Company and its subsidiaries as of June 30, 2006, and the related consolidated statements of income and comprehensive income for each of the three-month and six-month periods ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

As described in the section entitled "Restatement of the Consolidated Statements of Cash Flows" included in Note 1 to the consolidated interim financial statements, the Company has restated its previously issued consolidated interim financial statements for the quarter ended June 30, 2006.

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

PricewaterhouseCoopers LLP Cleveland, Ohio August 4, 2006, except as to Note 1, which is as of October 31, 2006

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

FirstEnergy Intra-System Generation Asset Transfers

In 2005, Penn and the Ohio Companies entered into certain agreements implementing a series of intra-system generation asset transfers that were completed in the fourth quarter of 2005. The asset transfers resulted in the respective undivided ownership interests of the Ohio Companies and Penn in FirstEnergy’s nuclear and non-nuclear generation assets being owned by NGC and FGCO, respectively.

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

The transfers will affect Penn’s comparative earnings results with reductions in both revenues and expenses. Revenues are reduced due to the termination of certain arrangements with FES, under which Penn previously sold its nuclear-generated KWH to FES and leased its non-nuclear generation assets to FGCO, a subsidiary of FES. Penn’s expenses are lower due to the nuclear fuel and operating costs assumed by NGC as well as depreciation and property tax expenses assumed by FGCO and NGC related to the transferred generating assets. In addition, Penn receives interest income on associated company notes receivable from the transfer of its generation net assets. FES will continue to provide Penn’s PLR requirements under revised purchased power arrangements during 2006 (see Outlook -- Regulatory Matters).

The effects on Penn’s results of operations in the second quarter and first six months of 2006 compared to the same periods of 2005 from the generation asset transfers are summarized in the following table:

Intra-System Generation Asset Transfers
Income Statement Effects		Three Months	Six Months
Increase (Decrease)		(In millions)
Revenues:
Non-nuclear generating units rent	(a)	$(5)	$(10)
Nuclear generated KWH sales	(b)	(38)	(76)
Total - Revenues Effect		(43)	(86)
Expenses:
Fuel costs - nuclear	(c)	(5)	(11)
Nuclear operating costs	(c)	(20)	(40)
Provision for depreciation	(d)	(1)	(3)
General taxes	(e)	(1)	(1)
Total - Expenses Effect		(27)	(54)
Operating Income Effect		(16)	(32)
Other Income:
Interest income from notes receivable	(f)	2	5
Capitalized Interest	(g)	(1)	(3)
Total - Other Income Effect		1	2
Income taxes	(h)	(6)	(12)
Net Income Effect		$(9)	$(18)

(a) Elimination of non-nuclear generation assets lease to FGCO (b) Reduction of nuclear generated wholesale KWH sales to FES
(c) Reduction of nuclear fuel and operating costs.
(d) Reduction of depreciation expense and asset retirement obligation accretion related to generation assets.
(e) Reduction of property tax expense on generation assets.
(f ) Interest income on associated company notes receivable from the transfer of generation net assets.
(g) Reduction of allowance for borrowed funds used during construction on nuclear capital expenditures.
(h) Income tax effect of the above adjustments.

Restatement of Consolidated Statement of Cash Flows

As further discussed in Note 1 to the Consolidated Financial Statements, Penn is restating its Consolidated Statement of Cash Flows for the six months ended June 30, 2006. This corrects a misclassification of a $78 million cash receipt from the liquidation of cash investments (restricted cash related to the 2005 generation asset transfers) in the first quarter of 2006. The cash receipt was previously reported in cash flows from operating activities and should have been reported in cash flows from investing activities. This correction resulted in a $78 million decrease in the previously reported cash flows from operating activities and a corresponding increase in cash flows from investing activities in Penn’s Consolidated Statements of Cash Flows for the six months ended June 30, 2006. This resulted in revisions in the previously reported Management’s Discussion and Analysis of Results of Operations only to Capital Resources and Liquidity under the Cash Flows From Operating Activities and Cash Flows From Investing Activities sections. The restatement does not change Penn’s previously reported consolidated statements of income and comprehensive income for the three months and six months ended June 30, 2006 or its consolidated balance sheet as of June 30, 2006.

Results of Operations

Earnings on common stock in the second quarter of 2006 decreased to $2.6 million from $15 million in the second quarter of 2005. During the first six months of 2006 earnings on common stock decreased to $3.2 million from $29 million in the first six months of 2005. The lower earnings resulted principally from the generation asset transfer effects shown in the table above.

    Revenues

Revenues decreased by $54 million, or 40%, and $105 million, or 39%, in the second quarter of 2006 and the first six months of 2006, respectively, as compared with the same period of 2005, primarily due to the generation asset transfer impact displayed in the table above. Excluding the effects of the asset transfer, revenues decreased by $11 million, or 12% and $19 million, or 11%, in the second quarter and the first six months of 2006, respectively. The decreases in the second quarter and the first half of 2006 resulted from lower distribution revenues ($9 million and $18 million, respectively) primarily reflecting the completion of Penn's generation-related transition cost recovery under Penn’s rate restructuring plan, and lower wholesale revenues ($6 million and $12 million, respectively) resulting from the termination of a wholesale sales agreement with a non-affiliate in December 2005. These decreases were partially offset by an increase in retail generation revenues of $5 million in the second quarter of 2006 and $11 million in the first six months of 2006, primarily from higher composite unit prices associated with a 5% rate increase for generation permitted by the PPUC for all customer classes - total retail generation KWH sales remained substantially unchanged.

Lower distribution KWH deliveries to residential and commercial customers in the second quarter and first six months of 2006 reflect the impact of milder weather conditions compared to the same periods of 2005. Higher KWH deliveries to industrial customers in both periods of 2006 are largely due to increased demand from the steel sector.

Changes in distribution deliveries in the second quarter and the first six months of 2006 from the same periods of 2005 are summarized in the following table:

Changes in Distribution Deliveries	Three Months	Six Months
Increase (Decrease)
Distribution Deliveries:
Residential	(7.8)%	(4.9)%
Commercial	(4.1)%	(2.7)%
Industrial	10.3%	7.2%
Total Distribution Deliveries	-%	(0.04)%

Expenses

Total expenses decreased by $27 million in the second quarter and $52 million in the first six months of 2006 from the same periods of 2005 principally due to the generation asset transfer impact as shown previously. Excluding the asset transfer effects, the following presents changes from the prior year by expense category:

Expenses - Changes	Three Months	Six Months
	(In millions)
Increase (Decrease)
Purchased power costs	$14	$21
Other operating costs	(3)	(1)
Provision for depreciation	(1)	-
Amortization of regulatory assets	(10)	(16)
General Taxes	-	(1)
Net change in expenses	$-	$3

Increased purchased power costs in the second quarter and the first six months of 2006, compared with the same periods of 2005, resulted from higher unit prices associated with a new power supply agreement with FES, partially offset by decreases in KWH purchased due to lower generation sales requirements. Other operating costs decreased primarily due to lower employee benefit costs and a decrease in the use of outside contractors for tree trimming. The provision for depreciation included an immaterial pretax adjustment of $0.7 million ($0.4 million net of tax) applicable to prior periods.

Amortization of regulatory assets was lower in the second quarter and the first six months of 2006 as compared to the same periods of 2005 due to the completion of Penn's rate restructuring plan and related transition cost amortization.

Other Income (Expense)

Investment income increased $2 million in the second quarter and $7 million the first six months of 2006, compared with the same periods of 2005, primarily due to the impact of the generation asset transfer.

Net Interest Charges

Net interest charges were substantially unchanged in the second quarter and increased $3 million in the first six months as compared to the same periods of 2005 primarily due to the reduction of capitalized interest related to the generation asset transfer.

Capital Resources and Liquidity

Penn’s cash requirements in 2006 for expenses, construction expenditures and scheduled debt maturities are expected to be met with a combination of cash from operations and short-term credit arrangements. Available borrowing capacity under credit facilities will be used to manage working capital requirements.

Changes in Cash Position

Penn had $38,000 of cash and cash equivalents as of June 30, 2006 compared with $24,000 as of December 31, 2005. The major sources for changes in these balances are summarized below.

Cash Flows From Operating Activities

Net cash of $21 million (as restated) used for operating activities in the first six months of 2006, compared with $56 million provided from operating activities in the corresponding 2005 period, was as follows:

	Six Months Ended
	June 30,
Operating Cash Flows	2006	2005
	(in millions)
Cash earnings (*)	$9	$62
Working capital and other	(30)	(6)
Net cash provided from (used for) operating activities	$(21)	$56

(*) Cash earnings are a non-GAAP measure (see reconciliation below).

Cash earnings (in the table above) are not a measure of performance calculated in accordance with GAAP. Penn believes that cash earnings are a useful financial measure because it provides investors and management with an additional means of evaluating its cash-based operating performance. The following table reconciles cash earnings with net income:

	Six Months Ended
	June 30,
Reconciliation of Cash Earnings	2006	2005
	(in millions)
Net income (GAAP)	$3	$31
Non-cash charges (credits):
Provision for depreciation	4	8
Amortization of regulatory assets	3	20
Nuclear fuel and other amortization	-	8
Deferred income taxes and investment tax credits, net	(2)	(5)
Other non-cash items	1	-
Cash earnings (Non-GAAP)	$9	$62

The $53 million decrease in cash earnings for the first six months of 2006, as compared to the corresponding period of 2005, is described above under “Results of Operations”, and resulted principally from the impact of the generation asset transfer. The $24 million change in working capital was primarily due to increased cash outflows from the settlement of accounts payable of $33 million and an $18 million change in accrued taxes, partially offset by increases in cash provided from the settlement of receivables of $31 million.

    Cash Flows From Financing Activities

Net cash used for financing activities totaled $54 million in the first six months of 2006, compared with $14 million in the same period of 2005. The $40 million increase resulted from $62 million of long-term debt redemptions in 2006 principally related to the generation asset transfer discussed above and a $25 million decrease in short-term borrowings, partially offset by decreases of $38 million in preferred stock redemptions and reductions of $8 million in common stock dividend payments to OE as compared to the first six months of 2005.

      Penn had $2 million of cash and temporary investments (which included short-term notes receivable from associated companies) and $21 million of short-term indebtedness as of June 30, 2006. Penn has authorization from the SEC, continued by FERC rules adopted as a result of EPACT's repeal of PUHCA, to incur short-term debt up to its charter limit of $44 million (including the utility money pool). Penn had the capability to issue $66 million of additional FMB on the basis of property additions and retired bonds as of June 30, 2006. Based upon applicable earnings coverage tests, Penn could issue up to $290 million of preferred stock (assuming no additional debt was issued) as of June 30, 2006.

Short-term borrowings outstanding as of June 30, 2006, consisted of $19 million of borrowings from affiliates. Penn Power Funding LLC (Penn Funding), a wholly owned subsidiary of Penn, is a limited liability company whose borrowings are secured by customer accounts receivable purchased from Penn. Penn Funding can borrow up to $25 million under a receivables financing arrangement at rates based on bank commercial paper rates. The financing arrangements require payment of an annual facility fee of 0.125% on the entire finance limit. Penn Funding’s receivables financing agreements expire June 28, 2007. As a separate legal entity with separate creditors, it would have to satisfy its separate obligations to creditors before any of its remaining assets could be made available to Penn.

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

Under the revolving credit facility, borrowers may request the issuance of LOC’s expiring up to one year from the date of issuance. The stated amount of outstanding LOC’s will count against total commitments available under the facility and against the applicable borrower’s borrowing sub-limit. Total unused borrowing capability under the existing credit facility and accounts receivable financing facilities totaled $56 million as of June 30, 2006.

The revolving credit facility contains financial covenants requiring each borrower to maintain a consolidated debt to total capitalization ratio of no more than 65%. As of June 30, 2006, Penn's debt to total capitalization as defined under the revolving credit facility was 34%.

The facility does not contain any provisions that either restrict Penn's ability to borrow or accelerate repayment of outstanding advances as a result of any change in its credit ratings. Pricing is defined in “pricing grids”, whereby the cost of funds borrowed under the facility is related to Penn's credit ratings.

Penn has the ability to borrow from its regulated affiliates and FirstEnergy to meet its short-term working capital requirements. FESC administers this money pool and tracks surplus funds of FirstEnergy and its regulated subsidiaries. Companies receiving a loan under the money pool agreements must repay the principal amount, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from the pool and is based on the average cost of funds available through the pool. The average interest rate for borrowings under these arrangements in the first six months of 2006 was 4.86%.

Penn's access to the capital markets and the costs of financing are influenced by the ratings of its securities and the securities of OE and FirstEnergy. The rating outlook from S&P on all securities is stable. Moody's and Fitch's ratings outlook on all securities is positive.

In the first six months of 2006, pollution control notes that were formerly obligations of Penn were refinanced and became obligations of FGCO and NGC. The proceeds from the refinancings were used to repay a portion of their associated company notes payable to Penn. With those repayments, Penn redeemed pollution control notes in the principal amount of $16.8 million at 5.9%, $12.7 million at 6.15%, $14.25 million at 6%, $10.3 million at 3.61%, and $6.95 million at 5.45%.

    Cash Flows From Investing Activities

Net cash provided from investing activities totaled $75 million (as restated) in the first six months of 2006, compared with net cash of $42 million used for investing activities in the same period of 2005. The $117 million change reflects $78 million from the liquidation of cash investments, a $31 million reduction in property additions, principally as a result of the generation asset transfer discussed above and a $7 million increase in loan repayments from associated companies.

During the last half of 2006, capital requirements for property additions are expected to be approximately $8 million. Penn has sinking fund requirements of approximately $0.5 million for maturing long-term debt during the remainder of 2006. These cash requirements are expected to be satisfied from internal cash and short-term credit arrangements.

            Penn’s capital spending for the period 2006-2010 is expected to be approximately $90 million of which approximately $18 million applies to 2006. Penn had no other material obligations as of June 30, 2006 that have not been recognized on its Consolidated Balance Sheet.

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

Regulatory Matters

Regulatory assets and liabilities are costs which have been authorized by the PPUC and the FERC for recovery from or credit to customers in future periods and, without such authorization, would have been charged or credited to income when incurred. Penn’s net regulatory liabilities were approximately $59 million as of June 30, 2006 and December 31, 2005, and are included under Noncurrent Liabilities on the Consolidated Balance Sheets.

Under Pennsylvania's electric competition law, Penn is required to secure generation supply for customers who do not choose alternative suppliers for their electricity. On October 11, 2005, Penn filed a plan with the PPUC to secure electricity supply for its customers at set rates following the end of its transition period on December 31, 2006. Penn recommended that the RFP process cover the period January 1, 2007 through May 31, 2008. To the extent that an affiliate of Penn supplies a portion of the PLR load included in the RFP, authorization to make the affiliate sale must be obtained from the FERC. Hearings before the PPUC were held on January 10, 2006 with main briefs filed on January 27, 2006 and reply briefs filed on February 3, 2006. On February 16, 2006, the ALJ issued a Recommended Decision to adopt Penn's RFP process with modifications. On April 20, 2006, the PPUC approved the Recommended Decision with additional modifications to use an RFP process to obtain Penn’s power supply requirements after 2006 through two separate solicitations. An initial solicitation was held for Penn in May 2006 with all tranches fully subscribed. On June 2, 2006, the PPUC approved the bid results for the first solicitation. On July 18, 2006, the second PLR solicitation was held for Penn. The tranches for the Residential Group and Small Commercial Group were fully subscribed. However, supply was only acquired for three of the five tranches for the Large Commercial Group. On July 20, 2006, the PPUC approved the submissions for the second bid. A residual solicitation is scheduled to be held on August 15, 2006 for the two remaining Large Commercial Group tranches. Acceptance of the winning bids is subject to approval by the PPUC.

On November 1, 2005, FES filed a power sales agreement for approval with the FERC that would permit Penn to obtain its PLR power requirements from FES at a fixed price equal to the retail generation price during 2006. As discussed above, subsequent to the PPUC’s approval of Penn's plan for the RFP process to obtain its post 2006 power supply requirements, the customer power supply requirements for all of the residential and the small commercial sectors and the majority of the large commercial sector tranches have been fully subscribed and the bids approved by the PPUC. An additional solicitation for the remaining two large commercial sector tranches is scheduled for August 15, 2006.

On May 25, 2006, Penn filed a Petition for Review of the PPUC’s Orders of April 28, 2006 and May 4, 2006, which together decided the issues associated with Penn’s proposed Interim PLR Supply Plan. Penn has asked the Commonwealth Court to review the PPUC’s decision to deny its recovery of certain PLR costs via a reconciliation mechanism and its decision to impose a geographic limitation on the sources of alternative energy credits. On June 7, 2006, the PaDEP filed a Petition for Review appealing the PPUC’s ruling on the method by which alternative energy credits may be acquired and traded. Penn is unable to predict the outcome of this appeal.

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

W. H. Sammis Plant

In 1999 and 2000, the EPA issued NOV or Compliance Orders to nine utilities alleging violations of the Clean Air Act based on operation and maintenance of 44 power plants, including the W. H. Sammis Plant, which was owned at that time by OE and Penn. In addition, the DOJ filed eight civil complaints against various investor-owned utilities, including a complaint against OE and Penn in the U.S. District Court for the Southern District of Ohio. These cases are referred to as New Source Review cases. On March 18, 2005, OE and Penn announced that they had reached a settlement with the EPA, the DOJ and three states (Connecticut, New Jersey, and New York) that resolved all issues related to the W. H. Sammis Plant New Source Review litigation. This settlement agreement was approved by the Court on July 11, 2005, and requires reductions of NOX and SO2 emissions at the W. H. Sammis Plant and other coal fired plants through the installation of pollution control devices and provides for stipulated penalties for failure to install and operate such pollution controls in accordance with that agreement. Those requirements will be the responsibility of FGCO. The settlement agreement also requires OE and Penn to spend up to $25 million toward environmentally beneficial projects, which include wind energy purchased power agreements over a 20-year term. OE and Penn agreed to pay a civil penalty of $8.5 million. Results for the first quarter of 2005 included the penalties paid by OE and Penn of $7.8 million and $0.7 million, respectively. OE and Penn also recognized liabilities in the first quarter of 2005 of $9.2 million and $0.8 million, respectively, for probable future cash contributions toward environmentally beneficial projects.

Other Legal Proceedings

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to Penn’s normal business operations pending against Penn. The other material items not otherwise discussed above are described below.

Power Outages and Related Litigation

On August 14, 2003, various states and parts of southern Canada experienced widespread power outages. The outages affected approximately 1.4 million customers in FirstEnergy's service area. The U.S. - Canada Power System Outage Task Force’s final report in April 2004 on the outages concluded, among other things, that the problems leading to the outages began in FirstEnergy’s Ohio service area. Specifically, the final report concluded, among other things, that the initiation of the August 14, 2003 power outages resulted from an alleged failure of both FirstEnergy and ECAR to assess and understand perceived inadequacies within the FirstEnergy system; inadequate situational awareness of the developing conditions; and a perceived failure to adequately manage tree growth in certain transmission rights of way. The Task Force also concluded that there was a failure of the interconnected grid's reliability organizations (MISO and PJM) to provide effective real-time diagnostic support. The final report is publicly available through the Department of Energy’s Web site (www.doe.gov). FirstEnergy believes that the final report does not provide a complete and comprehensive picture of the conditions that contributed to the August 14, 2003 power outages and that it does not adequately address the underlying causes of the outages. FirstEnergy remains convinced that the outages cannot be explained by events on any one utility's system. The final report contained 46 “recommendations to prevent or minimize the scope of future blackouts.” Forty-five of those recommendations related to broad industry or policy matters while one, including subparts, related to activities the Task Force recommended be undertaken by FirstEnergy, MISO, PJM, ECAR, and other parties to correct the causes of the August 14, 2003 power outages. FirstEnergy implemented several initiatives, both prior to and since the August 14, 2003 power outages, which were independently verified by NERC as complete in 2004 and were consistent with these and other recommendations and collectively enhance the reliability of its electric system. FirstEnergy’s implementation of these recommendations in 2004 included completion of the Task Force recommendations that were directed toward FirstEnergy. FirstEnergy is also proceeding with the implementation of the recommendations that were to be completed subsequent to 2004 and will continue to periodically assess the FERC-ordered Reliability Study recommendations for forecasted 2009 system conditions, recognizing revised load forecasts and other changing system conditions which may impact the recommendations. Thus far, implementation of the recommendations has not required, nor is expected to require, substantial investment in new or material upgrades to existing equipment. The FERC or other applicable government agencies and reliability coordinators may, however, take a different view as to recommended enhancements or may recommend additional enhancements in the future as the result of adoption of mandatory reliability standards pursuant to the EPACT that could require additional material expenditures.

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

New Accounting Standards and Interpretations

FIN 48 - “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109.”

In June 2006, the FASB issued FIN 48 which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. This interpretation also provides guidance on derecognition, classification, interest, penalties, accounting in interim periods, disclosure and transition. The evaluation of a tax position in accordance with this interpretation will be a two-step process. The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized. The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements. This interpretation is effective for fiscal years beginning after December 15, 2006. Penn is currently evaluating the impact of this Statement.

ITEM 4. CONTROLS AND PROCEDURES

The applicable registrant's chief executive officer and chief financial officer have reviewed and evaluated the registrant's disclosure controls and procedures. The term disclosure controls and procedures means controls and other procedures of a registrant that are designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Securities Exchange Act of 1934 (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under that Act is accumulated and communicated to the registrant's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, those officers concluded that, as of the end of the period covered by this report, the applicable registrant's disclosure controls and procedures were ineffective as of June 30, 2006.

As reported in this Form 10-Q/A, the registrants have amended their Form 10-Q for the second quarter of 2006 to restate their respective Consolidated Statements of Cash Flows for a misclassification between cash from operating activities and cash from investing activities. The restatement did not affect the registrants’ Consolidated Statements of Income and Comprehensive Income or Consolidated Balance Sheets.

The restatement resulted principally from the misclassification of cash flows related to cash receipts from the liquidation of a temporary cash investment (restricted cash related to the 2005 generation asset transfer), as fully discussed in Note 1 to the accompanying consolidated interim financial statements. The cash flows had been classified in operating activities, rather than investing activities. Accordingly, the restatements will solely affect the classification of these activities and the subtotals of cash flows from operating and investing activities presented in the affected Consolidated Statements of Cash Flows, but will have no impact on the net increase (decrease) in total cash and cash equivalents for the six months ended June 30, 2006.

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

ITEM 6. EXHIBITS

Exhibit Number

FirstEnergy

12*	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-(e).
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-(e).
32.1	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.

OE

12*	Fixed charge ratios
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-(e).
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-(e).
32.1	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.

Penn
15	Letter from independent registered public accounting firm
31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-15(e)/15d-(e).
31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-15(e)/15d-(e).
32.1	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.

*Indicates the items that have not been revised and are not included in this Form 10-Q/A. Reference is made to the original Form 10-Q filed on August 7, 2006 for the complete text of such items.

Pursuant to reporting requirements of respective financings, FirstEnergy and OE are required to file fixed charge ratios as an exhibit to this Form 10-Q. Penn does not have a similar financing reporting requirement and has not filed its fixed charge ratios.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, neither FirstEnergy, OE, and Penn have filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of their respective total assets of FirstEnergy and its subsidiaries on a consolidated basis, or respectively, OE and Penn but hereby agree to furnish to the Commission on request any such documents.

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