Form 10-K/A
period 2006-12-31
OHIO EDISON CO; CLEVELAND ELECTRIC ILLUMINATING CO
filed 2007-03-19
CIK 73960, 20947

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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
(An Ohio Corporation)
c/o FirstEnergy Corp.
76 South Main Street
Akron, OH 44308
Telephone (800)736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Registrant	Title of Each Class	on Which Registered

The Cleveland Electric Illuminating Company	9% Cumulative Trust Preferred Securities, $25 per preferred security	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

                    Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ( ) No (X)	Ohio Edison Company and The Cleveland Electric Illuminating Company

                    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ( ) No (X)	Ohio Edison Company and The Cleveland Electric Illuminating Company

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X) No ( )	Ohio Edison Company and The Cleveland Electric Illuminating Company

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

(X)	Ohio Edison Company and The Cleveland Electric Illuminating Company

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ( )	N/A
Accelerated Filer ( )	N/A
Non-accelerated Filer (X)	Ohio Edison Company and The Cleveland Electric Illuminating Company

                    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ( ) No (X)	Ohio Edison Company and The Cleveland Electric Illuminating Company

State the aggregate market value of the common stock held by non-affiliates of the registrants: None.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	As of February 27, 2007

Ohio Edison Company, no par value	60
The Cleveland Electric Illuminating Company, no par value	67,930,743

FirstEnergy Corp. is the sole holder of Ohio Edison Company and The Cleveland Electric Illuminating Company common stock.

Documents incorporated by reference (to the extent indicated herein): None.

This combined Form 10-K/A is separately filed by Ohio Edison Company and The Cleveland Electric Illuminating Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. No registrant makes any representation as to information relating to any other registrant.

EXPLANATORY NOTE

                   Ohio Edison Company and The Cleveland Electric Illuminating Company (the Amending Registrants) are each filing this Amendment No. 1 on Form 10-K/A to their Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the U.S. Securities and Exchange Commission on February 28, 2007 (the Original Form 10-K), solely to correct a typographical error on the cover page. As each Amending Registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934, as amended, the “No” box on the Original Form 10-K should have been checked in the appropriate location as it is on the cover of this amendment. Except as described in this Explanatory Note, this Form 10-K/A does not modify, amend or update the Original Form 10-K or reflect events occurring after the filing of the Original Form 10-K.

   The Original Form 10-K was a combined Form 10-K representing separate filings by each of the Amending Registrants and their affiliates, FirstEnergy Corp., The Toledo Edison Company, Jersey Central Power & Light Company, Metropolitan Edison Company and Pennsylvania Electric Company. However, this Form 10-K/A constitutes an amendment only to the cover page of the Original Form 10-K filed by each of the Amending Registrants.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OHIO EDISON COMPANY
Registrant

THE CLEVELAND ELECTRIC ILLUMINATING COMPANY
Registrant

BY: /s/ Harvey L. Wagner
Harvey L. Wagner
Vice President and Controller
(Principal Accounting Officer)

Date: March 19, 2007